Form 10-Q/A
period 2023-03-31
Primis Financial Corp.
filed 2024-10-25
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Yes ☐ No ☒

As of October 17, 2024, there were 24,722,734 shares of common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

Primis Financial Corp (“we”, “us”, “our”, the “Company” or “Primis”), is filing this Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A ”) to amend and restate certain items in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2023 (the “Original 10-Q”, and, as amended by this Amendment, the “Quarterly Report”) to reflect the restatement of the Company’s financial statements as of and for the quarters ended March 31, 2023 and 2022 contained in the Original 10-Q (the “Restatement”).

This Form 10-Q/A is also being updated to reflect the recognition of fraud losses in the appropriate periods, including opening equity in the earliest period presented, for the employee loan fraud discovered by the Company in June of 2023 as initially described in the Company’s  Form 8-K filed with the SEC on July 27, 2023.

Background of the Restatement

As previously reported in the Company’s Form 8-K filed on March 1, 2024, as part of the Company’s year-end reporting process in the first quarter of 2024, the Company determined that the transfer of certain loans from Primis Bank to other financial institutions in the first quarter of 2023 did not qualify for sales treatment under Generally Accepted Accounting Principles (“ U.S. GAAP”) and should have been accounted for as secured borrowings.

Also, as previously reported in the Company’s Form 8-K filed on August 12, 2024, the Company completed its initial consultation process with the Office of the Chief Accountant of the SEC related to a portion of our consumer loans originated using a third party that sources and subsequently manages the portfolio of loans (the “Consumer Program”). The Company received a non-objection from the SEC to the Company’s accounting conclusions required to correct the prior accounting for the Consumer Program. As a result, in consultation with the Company’s Audit Committee to its Board of Directors and its independent registered public accounting firm, Forvis Mazars, LLP, management determined that the corrections to the Consumer Program accounting was material to the financial statements as of and for the three months ended March 31, 2023, which are also being restated in this Form 10-Q/A. The correction to the Consumer Program accounting in the financial statements as of and for the three months ended March 31, 2022 was not deemed to be material, but for comparison purposes to the current period in this Form 10-Q/A the Company has revised the prior period amounts as applicable.

For a more detailed description of the financial impact of the Restatement, see the “Restatement of Previously Issued Condensed Consolidated Financial Statements” section of Note 1 – Accounting Policies, to the unaudited condensed consolidated financial statements contained in this Amendment and “Restatement of Previously Issued Financial Statements” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Amendment.

Items Amended in the Form 10-Q/A

The following items are amended and restated in their entirety in this Amendment: (i) Part I, Item 1, “Financial Statements”; Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 4, “Controls and Procedures”; and (ii) Part II, Item 6, “Exhibits”.

Pursuant to Rule 12b-15 promulgated under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new currently dated certifications by the Company's principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosures therein. Among other things, forward-looking statements made in the Original 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original 10-Q, other than with respect to the Restatement, and such forward-looking statements should be read in conjunction with the Company's filings with the SEC, including those subsequent to the filing of the Original 10-Q. Unless otherwise stated or unless the context otherwise requires, defined terms used throughout this Amendment have the meanings ascribed to them in the Original 10-Q.

The Company has also updated its corporate address on the cover page to reflect its current location as of the date of the filing which is different than the original filing.

PRIMIS FINANCIAL CORP.

FORM 10-Q/A

March 31, 2023

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited) (Revised and
Cash and cash equivalents:	Restated)
Cash and due from financial institutions	$7,078	$6,868
Interest-bearing deposits in other financial institutions	600,047	70,991
Total cash and cash equivalents	607,125	77,859

Securities available-for-sale, at fair value	231,468	236,315

Securities held-to-maturity, at amortized cost (fair value of $12,230 and $12,449, respectively)	13,115	13,520

Loans held for sale, at fair value	42,011	27,626

Loans held for investment, collateralizing secured borrowings	15,141	—
Loans held for investment	3,040,664	2,946,637
Less: allowance for credit losses	(35,803)	(34,544)
Net loans	3,020,002	2,912,093

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	12,083	25,815
Bank premises and equipment, net	25,136	25,257
Assets held for sale	3,115	3,115
Operating lease right-of-use assets	9,352	5,335
Goodwill	104,609	104,609
Intangible assets, net	2,930	3,254
Bank-owned life insurance	67,591	67,201
Deferred tax assets, net	21,015	19,874
Consumer Program derivative asset	10,041	—
Other assets	49,389	44,791
Total assets	$4,218,982	$3,566,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$497,555	$582,572
Interest-bearing deposits:
NOW accounts	835,348	617,687
Money market accounts	865,115	811,365
Savings accounts	971,512	245,786
Time deposits	498,564	465,057
Total interest-bearing deposits	3,170,539	2,139,895
Total deposits	3,668,094	2,722,467

Securities sold under agreements to repurchase - short term	4,346	6,445
Secured borrowings	15,038	—
FHLB advances	—	325,000
Junior subordinated debt - long term	9,794	9,781
Senior subordinated notes - long term	85,588	85,531
Operating lease liabilities	9,799	5,767
Consumer Program derivative liability	—	473
Other liabilities	28,905	22,232
Total liabilities	3,821,564	3,177,696

Commitments and contingencies (See Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,685,064 and 24,680,097 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	246	246
Additional paid in capital	312,903	312,722
Retained earnings	107,744	101,850
Accumulated other comprehensive loss	(23,475)	(25,850)
Total stockholders' equity	397,418	388,968
Total liabilities and stockholders' equity	$4,218,982	$3,566,664

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Interest and dividend income:	(Revised and Restated)	(Revised)
Interest and fees on loans	$38,450	$24,701
Interest and dividends on taxable securities	1,483	1,325
Interest and dividends on tax exempt securities	101	105
Interest and dividends on other earning assets	4,224	406
Total interest and dividend income	44,258	26,537
Interest expense:
Interest on deposits	15,044	2,373
Interest on other borrowings	3,892	1,371
Total interest expense	18,936	3,744
Net interest income	25,322	22,793
Provision for credit losses	5,263	99
Net interest income after provision for credit losses	20,059	22,694

Noninterest income:
Account maintenance and deposit service fees	1,224	1,351
Income from bank-owned life insurance	420	375
(Loss) gain on other investments	(39)	195
Mortgage banking income	4,315	—
Gain on sale of loans	51	—
Consumer Program derivative	11,443	54
Other noninterest income	256	170
Total noninterest income	17,670	2,145

Noninterest expenses:
Salaries and benefits	15,028	9,625
Occupancy expenses	1,445	1,457
Furniture and equipment expenses	1,577	1,100
Amortization of intangible assets	317	341
Virginia franchise tax expense	849	813
Data processing expense	2,251	1,490
Marketing expense	569	465
Telephone and communication expense	377	382
Net gain on other real estate owned	—	(59)
Professional fees	862	1,094
Miscellaneous lending expenses	885	390
Other operating expenses	2,794	1,955
Total noninterest expenses	26,954	19,053
Income before income taxes	10,775	5,786
Income tax expense	2,412	1,267
Net income	$8,363	$4,519
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$3,006	$(13,376)
Tax (benefit) expense	631	(2,809)
Other comprehensive income (loss)	2,375	(10,567)
Comprehensive income (loss)	$10,738	$(6,048)
Earnings per share, basic	$0.34	$0.18
Earnings per share, diluted	$0.34	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Revised and Restated)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total
Balance December 31, 2022	24,680,097	$246	$312,722	$101,850	$(25,850)	$388,968
Net income	—	—	—	8,363	—	8,363
Changes in other comprehensive income on investment securities (net of tax expense, $631)	—	—	—	—	2,375	2,375
Dividends on common stock ($0.10 per share)	—	—	—	(2,469)	—	(2,469)
Shares retired to unallocated	(1,033)	—	—	—	—	—
Stock option exercises	8,000	—	85	—	—	85
Restricted stock forfeited	(2,000)	—	—	—	—	—
Repurchase of restricted stock	—	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	108	—	—	108
Balance - March 31, 2023	24,685,064	$246	$312,903	$107,744	$(23,475)	$397,418

	For the Three Months Ended March 31, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance December 31, 2021	24,574,619	$245	$311,127	$97,555	$1,112	$410,039
Net income	—	—	—	4,519	—	4,519
Changes in other comprehensive loss on investment securities (net of tax benefit, $2,809)	—	—	—	—	(10,567)	(10,567)
Dividends on common stock ($0.10 per share)	—	—	—	(2,457)	—	(2,457)
Shares retired to unallocated	(538)	—	—	—	—	—
Restricted stock granted	1,500	—	—	—	—	—
Repurchase of restricted stock	—	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	751	—	—	751
Shares issued in lieu of bonus	47,158	—	—	—	—	—
Balance - March 31, 2022	24,622,739	$245	$311,872	$99,617	$(9,455)	$402,279

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:	(Revised and Restated)	(Revised)
Net income	$8,363	$4,519
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,138	1,596
Net amortization (accretion) of premiums and discounts	(794)	166
Provision for credit losses	5,263	99
Proceeds from sales of loans held for sale	107,749	—
Origination of loans held for sale	(123,165)	—
Net gains on mortgage banking	(4,315)	—
Net gains on sale of loans	(51)	—
Earnings on bank-owned life insurance	(390)	(375)
Gain on bank-owned life insurance death benefit	(30)	—
Stock-based compensation expense	108	751
Gain on other real estate owned	—	(59)
Provision (benefit) for deferred income taxes	(1,772)	(28)
Net change in fair value of Consumer Program derivative	(10,514)	14
Net decrease in other assets	(645)	395
Net increase (decrease) in other liabilities	6,126	(4,079)
Net cash and cash equivalents (used in) provided by operating activities	(11,929)	2,998
Investing activities:
Purchases of securities available-for-sale	—	(22,585)
Proceeds from paydowns, maturities and calls of securities available-for-sale	7,599	8,516
Proceeds from paydowns, maturities and calls of securities held-to-maturity	395	6,775
Net decrease of FRB and FHLB stock	13,732	3,594
Net increase in loans	(112,113)	(53,204)
Proceeds from bank-owned life insurance death benefit	873	—
Proceeds from sales of other real estate owned, net of improvements	—	181
Purchases of bank premises and equipment	(461)	(47)

Net cash and cash equivalents used in investing activities	(89,975)	(56,769)
Financing activities:
Net (decrease) increase in deposits	945,627	(76,972)
Cash dividends paid on common stock	(2,469)	(2,457)
Proceeds from exercised stock options	85	—
Proceeds from secured borrowings, net of repayments	15,038	—
Repurchase of restricted stock	(12)	(6)
Repayment of short-term borrowings	(325,000)	(100,000)
Increase (decrease) in securities sold under agreements to repurchase	(2,099)	1,269
Net cash and cash equivalents provided by financing activities	631,170	(178,166)
Net change in cash and cash equivalents	529,266	(231,937)
Cash and cash equivalents at beginning of period	77,859	530,167
Cash and cash equivalents at end of period	$607,125	$298,230
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$16,420	$4,259
Income taxes	$—	$5
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$4,017	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1.      ACCOUNTING POLICIES (Revised and Restated)

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses.

As of March 31, 2023, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has administrative offices in Tysons Corner, Virginia and Glen Allen, Virginia and an operations center in Atlee, Virginia.

The accounting policies and practices of Primis and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. Major policies and practices are described below and have not changed significantly from the policies and practices disclosed in the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2022, except where specifically highlighted below.

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

(dollars in thousands)	For the three months ended March 31, 2022
Total revenues	$30,817

Net income	$4,376

Operating Segments

The Company, through its Bank subsidiary, provides a broad range of financial services. While the Company’s chief operating decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Management has determined that the Company has two reportable operating segments: Primis Mortgage and Primis Bank, as discussed in Note 11 – Segment Information.

Basis of Presentation

The unaudited consolidated financial statements and notes thereto have been prepared in accordance with U.S. GAAP for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Primis’ restated Annual Report on Form 10-K/A for the year ended December 31, 2022.

Reclassifications

In certain instances, amounts reported in the prior year annual audited consolidated financial statements or the interim condensed consolidated financial statements have been reclassified to conform to the current financial statement presentation.

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

Transfers of Financial Assets

The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Transfers of an entire financial asset (i.e. loan sales), a group of entire financial assets, or a participating interest in an entire financial asset (i.e. loan participations sold) are accounted for as sales when control over the assets have been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking that right)  to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Participations or other partial loan sales that do not meet the definition of a participating interest would remain on the balance sheet and the proceeds are recorded as a secured borrowing. Secured borrowings are initially recorded at fair value which corresponds to the proceeds received for the transfer of the assets, and any failed sale discount is amortized into income over the life of the related asset. The Company retains servicing rights on loans transferred under secured borrowings, but in accordance with U.S. GAAP does not record a servicing asset. The Company transferred $15.1 million in principal balance of loans to another financial institution during the three months ended March 31, 2023 that were accounted for as secured borrowings. As of March 31, 2023 the amortized cost of those loans recorded in loans held for investment in our balance sheet was $15.1 million. None of the loans were past due or on nonaccrual as of March 31, 2023 and we had no charge-offs of these loans during the three months ended March 31, 2023. See Note 7 – Debt and Other Borrowings – for additional information on transfers accounted for as secured borrowings.

Retained Earnings Revisions

During the second quarter of 2023, the Company discovered an employee loan fraud with total exposure of approximately $2.5 million. The fraud dated back to the origination of several loans to a customer in 2010. Management believes, on the advice of its counsel, its insurance broker and a third party forensic auditor, that the losses are recoverable under the Company’s insurance policies and is working through the claims process. The Company has evaluated the effect of the error, both qualitatively and quantitatively, and believes the impact to prior years is immaterial to each respective period assessed. However, the Company’s quantitative and qualitative assessments of the fraud losses on its projected 2023 annual earnings was expected to be material at the time the evaluation was performed as of June 30, 2023. Accordingly, the Company made the decision to report the losses in the respective periods in which they were incurred in its future Form 10-Q and Form 10-K filings by revising impacted periods beginning with the Quarterly Report on Form 10-Q as of June 30, 2023. For all of its filings on and after June 30, 2023, the Company revised opening retained earnings of the earliest period presented for losses incurred in earlier periods and revised all prior periods presented in the filing for losses incurred related to the period. Accordingly, the Company has revised prior periods presented in this Form 10-Q/A to reflect the fraud losses in the respective period incurred, with any losses incurred prior to January 1, 2022 adjusted in the January 1, 2022 opening retained earnings balance as previously reported in the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2022.

The table below discloses the net change (increase or (decrease)) included in each condensed consolidated statements of income and comprehensive income (loss) line items in this Form 10-Q/A, as a result of the revisions discussed above. The revisions to the three months ended March 31, 2023 and 2022 resulted in no change on previously reported basic and diluted EPS from continuing operations.

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Income Statement:
Decrease in interest income	$(45)	$(25)
Increase in noninterest expenses	9	45
Decrease in income tax expense	(11)	(14)
Net decrease in net income from continuing operations	$(43)	$(56)

Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements

On February 26, 2024, the Audit Committee of the Board of Directors of the Company and the Company’s management team concluded, following discussions with the Company’s independent registered public accounting firm, Forvis Mazars, LLP (“Forvis”), that the Company’s previously issued unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2023 should no longer be relied upon.

The accounting matters underlying the Company’s conclusion related to transfers of loans by the Company’s subsidiary, Primis Bank, of approximately $15.1 million (the “Transferred Loans”) to another financial institution during the first quarter of 2023. As part of the Company’s 2023 year-end reporting process in the first quarter of 2024, the Company determined that the transfer of the Transferred Loans from Primis Bank to the other financial institution did not qualify for sales treatment under U.S. GAAP and should have been accounted for as secured borrowings. The Company’s management team then undertook extensive discussions with Forvis regarding the effect of the mischaracterization of the transfers on the Company’s reported financial results, and ultimately determined that the Impacted Financial Statements should be restated.

Additionally, during the 2023 annual independent audit of the Company by Forvis, the Company pursued a pre-clearance process with the Office of the Chief Accountant of the SEC related accounting for the Consumer Program loan portfolio as more fully described in its Annual Report on Form 10-K for the year ended December 31, 2023.  The Company received a non-objection from the SEC to the Company’s accounting conclusions required to correct the prior accounting for the Consumer Program. As a result, in consultation with the Company’s Audit Committee to its Board of Directors and its independent registered public accounting firm, Forvis, management determined that the corrections to the Consumer Program accounting was material to the financial statements as of and for the three months ended March 31, 2023, which are also being restated in this Form 10-Q/A. The correction to the Consumer Program accounting in the financial statements as of and for the three months ended March 31, 2022 was not deemed to be material, but for comparison purposes to the current period in this Form 10-Q/A the Company has revised the prior period amounts as applicable.

The primary effects of the restatements for the failed loan sale and Consumer Program as of March 31, 2023, and for the three-month period then ended are shown below.

As of and for the quarter ended March 31, 2023
(In thousands, expect per share data)
		As Revised[1],
Condensed Consolidated Balance Sheet	As Reported	As Restated
Loans held for investment	$3,043,732	$3,040,664
Loans held for investment, collateralizing secured borrowings	—	15,141
Allowance for credit losses	(35,727)	(35,803)
Net loans	3,008,005	3,020,002
Deferred tax assets, net	18,825	21,015
Consumer Program derivative asset	—	10,041
Other assets	60,041	49,389
Total assets	4,205,406	4,218,982
Total deposits	3,667,997	3,668,094
Secured borrowings	—	15,038
Other liabilities	27,617	28,905
Total liabilities	3,805,141	3,821,564
Retained earnings	110,591	107,744
Stockholders' equity	$400,265	$397,418
Condensed Consolidated Statement of Income and Comprehensive Income (Loss)
Interest and fees on loans	$41,351	$38,450
Total interest and dividend income	47,159	44,258
Interest on other borrowings	3,705	3,892
Total interest expense	18,749	18,936
Net interest income	28,410	25,322
Provision for credit losses	5,187	5,263
Net interest income after provision for credit losses	23,223	20,059
Consumer program derivative	—	11,443
Credit enhancement income	4,886	—
Gain on sale of loans	478	51
Other noninterest income	217	256
Total noninterest income	11,532	17,670
Credit enhancement costs	873	—
Miscellaneous lending expenses	—	885
Other operating expenses	3,249	2,794

Total noninterest expenses	27,397	26,954
Income before income taxes	7,358	10,775
Income tax expense	1,583	2,412
Net income	$5,775	$8,363
Comprehensive income	$8,150	$10,738
EPS – Basic	$0.23	$0.34
EPS – Diluted	$0.23	$0.34
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Net income, three months ended March 31, 2023	$5,775	$8,363
Retained earnings, March 31, 2023	110,591	107,744
Total stockholders' equity, March 31, 2023	$400,265	$397,418
Condensed Consolidated Statement of Cash Flows
Operating activities
Net income	$5,775	$8,363
Provision for credit losses	5,187	5,263
Net change in fair value of Consumer program derivative	—	(10,514)
Net gains on sale of loans	(478)	(51)
Credit enhancement income	(4,886)	—
Provision (benefit) for deferred income taxes	(1,167)	(1,772)
Net (increase) decrease in other assets	(1,726)	(645)
Net increase (decrease) in other liabilities	4,839	6,126
Net cash and cash equivalents (used in) provided by operating activities	(11,155)	(11,929)
Investing activities
Net (increase) decrease in loans	$(97,841)	$(112,113)
Net cash and cash equivalents used in investing activities	(75,703)	(89,975)
Financing activities
Change in secured borrowings	—	15,038
Net cash and cash equivalents provided by financing activities	$616,124	$631,170
Supplemental disclosure of cash flow information
Cash payment for interest	16,288	16,420

1 These balances include revisions from the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 to reflect adjustments related to the fraud losses, as described in the Company’s restated Annual Report on Form 10-K/A as of and for the year ended December 31, 2022.

The primary effects of the revisions related to the Consumer Program as of March 31, 2022, and for the three-month period then ended are shown below.

As of and for the quarter ended March 31, 2022
(In thousands, expect per share data)
	As Reported	As Revised[1]
Condensed Consolidated Statement of Income and Comprehensive Income (Loss)
Interest and fees on loans	$24,749	$24,701
Total interest and dividend income	26,585	26,537
Interest on other borrowings	1,358	1,371
Total interest expense	3,731	3,744
Net interest income	22,854	22,793
Net interest income after provision for credit losses	22,755	22,694
Consumer program derivative	—	54
Other noninterest income	364	170
Total noninterest income	2,090	2,145
Miscellaneous lending expenses	—	390
Other operating expenses	2,279	1,955
Total noninterest expenses	18,987	19,053
Income before income taxes	5,858	5,786
Income tax expense	1,265	1,267
Net income	$4,593	$4,519
Comprehensive income (loss)	$(5,974)	$(6,048)
EPS – Basic	$0.19	$0.18
EPS – Diluted	$0.19	$0.18
Condensed Consolidated Statement of Changes in Stockholders’ Equity
Net income, three months ended March 31, 2022	$4,593	$4,519
Retained earnings, March 31, 2022	101,533	99,617
Total stockholders' equity, March 31, 2022	$404,195	$402,279
Condensed Consolidated Statement of Cash Flows
Operating activities
Net income	$4,593	$4,519
Net change in fair value of Consumer program derivative	—	14
Provision (benefit) for deferred income taxes	—	(28)
Net (increase) decrease in other assets	469	395
Net increase (decrease) in other liabilities	(4,197)	(4,079)
Net cash and cash equivalents (used in) provided by operating activities	3,043	2,998
Investing activities
Net (increase) decrease in loans	$(53,248)	$(53,204)
Net cash and cash equivalents used in investing activities	(56,814)	(56,769)

1 These balances include revisions from the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 to reflect adjustments related to the fraud losses, as described in the Company’s restated Annual Report on Form 10-K/A as of and for the year ended December 31, 2022.

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

No available-for-sale investment securities were purchased during the three months ended March 31, 2023. During the three months ended March 31, 2022, $22.6 million of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased during the three months ended March 31, 2023 and 2022. No investment securities were sold during the three months ended March 31, 2023 and 2022.

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

Unrealized Holding
Gains (Losses) on
For the three months ended March 31, 2023	Available-for-Sale
Beginning balance	$(25,850)
Current period other comprehensive income (loss)	2,375
Ending balance	$(23,475)

Unrealized Holding
Gains on
For the three months ended March 31, 2022	Available-for-Sale
Beginning balance	$1,112
Current period other comprehensive income (loss)	(10,567)
Ending balance	$(9,455)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Revised and Restated)

The following table summarizes the composition of our loan portfolio as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Loans held for sale	$42,011	$27,626
Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied[1]	$463,850	$459,866
Commercial real estate - non-owner occupied	576,065	579,733
Secured by farmland	4,946	5,970
Construction and land development	151,880	148,690
Residential 1-4 family	606,293	609,694
Multi-family residential	139,978	140,321
Home equity lines of credit	64,606	65,152
Total real estate loans	2,007,618	2,009,426

Commercial loans[2]	555,080	520,741
Paycheck Protection Program loans	2,603	4,564
Consumer loans	484,383	405,278
Total Non-PCD loans	3,049,684	2,940,009
PCD loans	6,121	6,628
Total loans held for investment	$3,055,805	$2,946,637

1 Includes $4.8 million related to loans collateralizing secured borrowings.

2 Includes $10.3 million related to loans collateralizing secured borrowings.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $13.0 million and $10.8 million at March 31, 2023 and December 31, 2022, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of March 31, 2023  and December 31, 2022 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
March 31, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$54	$103	$—	$157	$463,693	$463,850
Commercial real estate - non-owner occupied	—	15	19,336	19,351	556,714	576,065
Secured by farmland	514	1,146	—	1,660	3,286	4,946
Construction and land development	971	—	—	971	150,909	151,880
Residential 1-4 family	2,742	286	573	3,601	602,692	606,293
Multi- family residential	—	—	—	—	139,978	139,978
Home equity lines of credit	378	199	244	821	63,785	64,606
Commercial loans	—	599	1,366	1,965	553,115	555,080
Paycheck Protection Program loans	64	10	1,625	1,699	904	2,603
Consumer loans	2,653	1,197	1	3,851	480,532	484,383
Total Non-PCD loans	7,376	3,555	23,145	34,076	3,015,608	3,049,684
PCD loans	—	—	1,261	1,261	4,860	6,121
Total	$7,376	$3,555	$24,406	$35,337	$3,020,468	$3,055,805

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$55	$—	$—	$55	$459,811	$459,866
Commercial real estate - non-owner occupied	290	169	19,641	20,100	559,633	579,733
Secured by farmland	—	—	—	—	5,970	5,970
Construction and land development	46	—	—	46	148,644	148,690
Residential 1-4 family	2,180	410	304	2,894	606,800	609,694
Multi- family residential	—	—	—	—	140,321	140,321
Home equity lines of credit	431	96	249	776	64,376	65,152
Commercial loans	39	—	2,956	2,995	517,746	520,741
Paycheck Protection Program loans	16	15	3,360	3,391	1,173	4,564
Consumer loans	2,079	1,421	200	3,700	401,578	405,278
Total Non-PCD loans	5,136	2,111	26,710	33,957	2,906,052	2,940,009
PCD loans	—	—	1,328	1,328	5,300	6,628
Total	$5,136	$2,111	$28,038	$35,285	$2,911,352	$2,946,637

The amortized cost, by class, of loans and leases on nonaccrual status at March 31, 2023 and December 31, 2022, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
March 31, 2023	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$501	$501	$501
Commercial real estate - non-owner occupied	19,336	—	19,336	14,538
Secured by farmland	—	517	517	517
Construction and land development	—	26	26	27
Residential 1-4 family	573	8,782	9,355	9,354
Home equity lines of credit	244	297	541	541
Commercial loans	1,366	86	1,452	82
Consumer loans	1	407	408	408
Total Non-PCD loans	21,520	10,616	32,136	25,968
PCD loans	1,261	—	1,261	1,261
Total	$22,781	$10,616	$33,397	$27,229

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2022	or More	Past Due	Loans (1)	Loss Allowance (2)
Commercial real estate - owner occupied	$—	$509	$509	$509
Commercial real estate - non-owner occupied	19,641	—	19,641	19,641
Secured by farmland	—	713	713	713
Construction and land development	—	29	29	29
Residential 1-4 family	304	8,995	9,299	9,299
Home equity lines of credit	249	301	550	550
Commercial loans	2,956	121	3,077	121
Paycheck Protection Program loans	—	4	4	4
Consumer loans	200	134	334	299
Total Non-PCD loans	23,350	10,806	34,156	31,165
PCD loans	1,328	—	1,328	1,328
Total	$24,678	$10,806	$35,484	$32,493
(1)	Nonaccrual loans include SBA guaranteed amounts totaling $0.6 million at both March 31, 2023 and December 31, 2022.
(2)	Nonaccrual loans with no credit loss allowance include SBA guaranteed amounts totaling $0.6 million at both March 31, 2023 and December 31, 2022.

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

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of March 31, 2023 (in thousands) :

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020	2019		Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$8,862	$116,519	$58,757	$18,861		$21,735	$224,374	$3,753	$6,902	$459,763
Special Mention	—	—	220	—		—	917	—	—	1,137
Substandard	—	—	—	—		—	2,950	—	—	2,950
Doubtful	—	—	—	—		—	—	—	—	—
	$8,862	$116,519	$58,977	$18,861		$21,735	$228,241	$3,753	$6,902	$463,850
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	3.77	3.24	3.47	3.38		3.27	3.49	3.61	3.96	3.42
Commercial real estate - nonowner occupied
Pass	$2,187	$28,404	$125,141	$44,144		$41,243	$284,940	$4,111	$3,046	$533,216
Special Mention	—	—	—	1,557		—	21,355	—	601	23,513
Substandard	—	—	149	—		—	19,187	—	—	19,336
Doubtful	—	—	—	—		—	—	—	—	—
	$2,187	$28,404	$125,290	$45,701		$41,243	$325,482	$4,111	$3,647	$576,065
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	3.43	3.37	3.08	3.82		3.95	3.84	2.87	3.33	3.65
Secured by farmland
Pass	$—	$100	$14	$110		$—	$2,530	$1,488	$187	$4,429
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		3	514	—	—	517
Doubtful	—	—	—	—		—	—	—	—	—
	$—	$100	$14	$110		$3	$3,044	$1,488	$187	$4,946
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	4.00	4.00	4.00		N/A	4.02	3.98	3.13	3.98
Construction and land development
Pass	$3,513	$54,072	$63,604	$838		$3,199	$24,851	$809	$12	$150,898
Special Mention	—	—	—	—		—	955	—	—	955
Substandard	—	—	—	—		—	27	—	—	27
Doubtful	—	—	—	—		—	—	—	—	—
	$3,513	$54,072	$63,604	$838		$3,199	$25,833	$809	$12	$151,880
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	3.75	3.19	3.05	3.60		3.43	3.59	3.37	4.00	3.22
Residential 1-4 family
Pass	$6,938	$151,893	$157,220	$43,273		$59,156	$171,404	$1,747	$3,157	$594,788
Special Mention	—	—	—	—		—	181	—	—	181
Substandard	—	281	—	—		7,962	2,334	—	747	11,324
Doubtful	—	—	—	—		—	—	—	—	—
	$6,938	$152,174	$157,220	$43,273		$67,118	$173,919	$1,747	$3,904	$606,293
Current period gross charge offs	$—	$—	$—	$—		$—	$175	$—	$—	$175
Weighted average risk grade	3.09	3.09	3.04	3.07		3.42	3.22	3.98	3.60	3.15
Multi- family residential
Pass	$—	$11,190	$21,793	$18,195		$7,029	$76,582	$3,549	$662	$139,000
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		—	685	—	293	978
Doubtful	—	—	—	—		—	—	—	—	—
	$—	$11,190	$21,793	$18,195		$7,029	$77,267	$3,549	$955	$139,978
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.77	3.00	3.90		3.00	3.31	4.00	4.61	3.39
Home equity lines of credit
Pass	$—	$495	$435	$51		$50	$4,286	$57,804	$945	$64,066
Special Mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		—	54	466	20	540
Doubtful	—	—	—	—		—	—	—	—	—
	$—	$495	$435	$51		$50	$4,340	$58,270	$965	$64,606
Current period gross charge offs	$—	$—	$—	$—		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.00	3.00	3.00		3.00	3.90	3.05	3.89	3.12
Commercial loans
Pass	$65,433	$278,838	$56,018	$6,984		$5,385	$28,120	$104,379	$7,157	$552,314
Special Mention	—	—	—	13		62	—	661	374	1,110
Substandard	—	—	—	4		66	1,586	—	—	1,656
Doubtful	—	—	—	—		—	—	—	—	—
	$65,433	$278,838	$56,018	$7,001		$5,513	$29,706	$105,040	$7,531	$555,080
Current period gross charge offs	$—	$—	$—	$—	$		$159	$1,590	$—	$1,749
Weighted average risk grade	2.64	3.11	3.37	3.36		3.89	3.61	3.42	3.82	3.19

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,558	$1,045	$—	$—	$—	$—	$2,603
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$1,558	$1,045	$—	$—	$—	$—	$2,603
Current period gross charge offs	$—	$—	$—	$17	$—	$—	$—	$—	$17
Weighted average risk grade	N/A	N/A	2.00	2.00	N/A	N/A	N/A	N/A	2.00
Consumer loans
Pass	$216,886	$228,234	$27,779	$1,344	$274	$4,608	$4,561	$—	$483,686
Special Mention	—	—	—	—	—	65	—	—	65
Substandard	—	232	365	—	—	—	35	—	632
Doubtful	—	—	—	—	—	—	—	—	—
	$216,886	$228,466	$28,144	$1,344	$274	$4,673	$4,596	$—	$484,383
Current period gross charge offs	$60	$2,222	$201	$—	$—	$—	$—	$—	$2,483
Weighted average risk grade	4.01	2.79	3.71	3.99	3.98	4.01	3.08	N/A	3.41
PCD
Pass	$—	$—	$—	$—	$—	$3,264	$—	$—	$3,264
Special Mention	—	—	—	—	—	1,312	—	—	1,312
Substandard	—	—	—	—	—	1,545	—	—	1,545
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$6,121	$—	$—	$6,121
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.62	N/A	N/A	4.62
Total	$303,819	$870,258	$513,053	$136,419	$146,164	$878,626	$183,363	$24,103	$3,055,805
Current period gross charge offs	$60	$2,222	$201	$17	$—	$334	$1,590	$—	$4,424
Weighted average risk grade	3.69	3.06	3.17	3.50	3.54	3.57	3.31	3.78	3.35

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

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
March 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,909	6,203	2	872	3,890	1,723	328	4,798	6,798	—	$29,523
Q-factor and other qualitative adjustments	395	727	19	408	453	364	22	869	4	—	3,261
Specific allocations	—	231	—	—	—	—	—	843	—	1,945	3,019
Total	$5,304	$7,161	$21	$1,280	$4,343	$2,087	$350	$6,510	$6,802	$1,945	$35,803

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,297	$6,652	$4	$997	$3,579	$1,814	$310	$5,006	$3,851	$—	$27,510
Q-factor and other qualitative adjustments	261	495	21	376	512	387	19	654	2	—	2,727
Specific allocations	—	—	—	—	—	—	—	2,193	42	2,072	4,307
Total	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended March 31, 2023  and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended March 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(254)	14	(4)	(205)	266	(114)	21	423	5,243	(127)	5,263
Charge offs	—	—	—	—	(175)	—	—	(1,766)	(2,483)	—	(4,424)
Recoveries	—	—	—	112	161	—	—	—	147	—	420
Ending balance	$5,304	$7,161	$21	$1,280	$4,343	$2,087	$350	$6,510	$6,802	$1,945	$35,803

Three Months Ended March 31, 2022
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	(389)	(115)	(7)	31	243	(991)	(47)	1,208	276	(110)	99
Charge offs	—	—	—	—	—	—	(14)	—	(47)	—	(61)
Recoveries	—	—	—	—	57	—	—	170	9	—	236
Ending balance	$4,173	$8,913	$49	$1,029	$3,888	$2,289	$376	$5,466	$1,025	$2,171	$29,379

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

The fair value of the derivative instrument was an asset of $10.0 million recorded in the consolidated balance sheets in “Consumer Program derivative asset” as of March 31, 2023 and a liability of $0.5 million recorded in the consolidated balance sheets in “Consumer Program derivative liability” as of December 31, 2022. The underlying expected cash flows were $12.9 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	March 31, 2023
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$878	$17,062	$ n/a
Remaining cumulative promotional prepayments	$38,496	$70,355	$46,214
Average life (years)	n/a	n/a	1.8
Discount rate	4.12%	14.15%	14.07%

	December 31, 2022
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$—	$6,777	$ n/a
Remaining cumulative promotional prepayments	$26,211	$47,902	$30,251
Average life (years)	n/a	n/a	2.2
Discount rate	4.21%	14.25%	8.53%

During the three months ended March 31, 2023 and 2022, the total Consumer Program derivative income was $11.4 million and $54 thousand, respectively, and was recorded in noninterest income in the Consolidated Statements of Income and Comprehensive Income (Loss). The $11.4 million in 2023 was comprised of $10.5 million of fair value gains on the derivative valuation adjustments and income of $0.9 million related to the credit support and reimbursement of lost interest due from the third-party under the agreement. The $54 thousand in 2022 was comprised of $68 thousand of income related to the credit support and reimbursement of lost interest due from the third-party under the agreement, net of fair value losses of $14 thousand related to derivative valuation adjustments.

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows for the three months ended March 31, 2023:

Inputs
Average pullthrough rates	88.98%
Average costs to originate	1.36%

The following summarizes derivative and non-derivative financial instruments as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,355	$44,903
Derivative liabilities	$453	$55,000
(1) Pullthrough rate adjusted
	March 31, 2023
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$78	$8,600

	December 31, 2022
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$921	$25,368
Derivative liabilities	$98	$25,028
(1) Pullthrough rate adjusted
	December 31, 2022
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$18	$2,658

The notional amounts of mortgage loans held for sale not committed to investors was $17.0 million and $20.0 million as of March 31, 2023 and December 31, 2022, respectively.

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

5.      FAIR VALUE (Revised and Restated)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$101,917	$—	$101,917	$—
Obligations of states and political subdivisions	30,000	—	30,000	—
Corporate securities	14,078	—	14,078	—
Collateralized loan obligations	4,891	—	4,891	—
Residential government-sponsored collateralized mortgage obligations	25,635	—	25,635	—
Government-sponsored agency securities	15,100	—	15,100	—
Agency commercial mortgage-backed securities	34,597	—	34,597	—
SBA pool securities	5,250	—	5,250	—
	231,468	—	231,468	—
Loans held for sale	42,011	—	42,011	—
Consumer Program derivative	10,041		—	10,041
Mortgage banking financial assets	78	—	—	78
Mortgage banking derivative assets	1,355	—	—	1,355
Total assets	$284,953	$—	$273,479	$11,474

Liabilities:
Mortgage banking derivative liabilities	$453	$—	$—	$453
Total liabilities	$453	$—	$—	$453

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$102,881	$—	$102,881	$—
Obligations of states and political subdivisions	29,178	—	29,178	—
Corporate securities	14,828	—	14,828	—
Collateralized loan obligations	4,876	—	4,876	—
Residential government-sponsored collateralized mortgage obligations	26,595	—	26,595	—
Government-sponsored agency securities	14,616	—	14,616	—
Agency commercial mortgage-backed securities	37,417	—	37,417	—
SBA pool securities	5,924	—	5,924	—
	236,315	—	236,315	—
Loans held for sale	27,626	—	27,626	—
Mortgage banking financial assets	21	—	—	21
Mortgage banking derivative assets	945	—	921	24
Total assets	$264,907	$—	$264,862	$45

Liabilities:
Consumer Program derivative	$473	$—	$—	$473
Mortgage banking financial liabilities	4	—	—	$4
Mortgage banking derivative liabilities	122	—	115	7
Total liabilities	$599	$—	$115	$484

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$40,453	$—	$—	$40,453
Assets held for sale	3,115	—	—	3,115

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,832	$—	$—	$47,832
Assets held for sale	3,115	—	—	3,115

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		March 31, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$607,125	$607,125	$77,859	$77,859
Securities available-for-sale	Level 2	231,468	231,468	236,315	236,315
Securities held-to-maturity	Level 2	13,115	12,230	13,520	12,449
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	12,083	12,083	25,815	25,815
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 3	3,020,002	2,923,102	2,912,093	2,809,163
Loans held for sale	Level 2	42,011	42,011	27,626	27,626
Accrued interest receivable	Level 2	14,153	14,153	12,004	12,004
Consumer Program derivative	Level 3	10,041	10,041	—	—
Mortgage banking financial assets	Level 3	78	78	21	21
Mortgage banking derivative assets	Level 2 and 3	1,355	1,355	945	945

Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,332,903	$1,332,903	$1,200,259	$1,200,259
Money market and savings accounts	Level 2	1,836,627	1,836,627	1,057,151	1,057,151
Time deposits	Level 3	498,564	496,343	465,057	462,376
Securities sold under agreements to repurchase	Level 1	4,346	4,346	6,445	6,445
FHLB advances	Level 1	—	—	325,000	325,000
Junior subordinated debt	Level 2	9,794	8,734	9,781	9,181
Senior subordinated notes	Level 2	85,588	83,987	85,531	84,347
Secured borrowings	Level 3	15,038	15,038	—	—
Accrued interest payable	Level 2	5,767	5,767	3,261	3,261
Consumer Program derivative	Level 3	—	—	473	473
Mortgage banking financial liabilities	Level 3	—	—	4	4
Mortgage banking derivative liabilities	Level 2 and 3	453	453	122	122

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), loans held for sale, accrued interest receivable and payable, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative asset and liability, demand deposits, savings accounts, money market accounts and FHLB advances, secured borrowings, and securities sold under agreements to repurchase.

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

7.     DEBT AND OTHER BORROWINGS (Restated)

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

Secured Borrowings

The Company transferred $15.1 million in principal balance of loans to another financial institution during the three months ended March 31, 2023 that were accounted for as secured borrowings. The balance of secured borrowings was $15.0 million as of March 31, 2023 and the remaining amortized cost balance of the underlying loans was $15.1 million. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of March 31, 2023 and were all internally rated as "pass" loans as presented in our "credit quality indicators" section of Note 3 - Loans and Allowance for Credit Losses. The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge - offs of the loans underlying the secured borrowings during the three months ended March 31, 2023. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

9.     COMMITMENTS AND CONTINGENCIES (Restated)

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2023	2022
Balance as of January 1	$1,416	$977
Credit loss expense	98	260
Balance as of March 31,	$1,514	$1,237

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

10.      EARNINGS PER SHARE (Restated)

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2023
Basic EPS	$8,363	24,626	$0.34
Effect of dilutive stock options and unvested restricted stock	—	59	—
Diluted EPS	$8,363	24,685	$0.34

For the three months ended March 31, 2022
Basic EPS	$4,519	24,504	$0.18
Effect of dilutive stock options and unvested restricted stock	—	159	—
Diluted EPS	$4,519	24,663	$0.18

The Company did not have any anti-dilutive options as of March 31, 2023 and 2022.

11.         SEGMENT INFORMATION (Restated)

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

	As of and for the year ended March 31, 2023
	Primis Mortgage	Primis Bank	Consolidated

Interest income	$396	$43,862	$44,258
Interest expense	—	18,936	18,936
Net interest income	396	24,926	25,322
Provision for loan losses	—	5,263	5,263
Noninterest income	4,315	13,355	17,670
Noninterest expense	4,988	21,966	26,954
Income before income taxes	(277)	11,052	10,775
Income tax expense (benefit)	(65)	2,477	2,412
Net income (loss)	$(212)	$8,575	$8,363
Assets	$46,877	$4,172,105	$4,218,982

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Revised and Restated)

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our restated annual report on Form 10-K/A for the year ended December 31, 2022. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three months ended March 31, 2023 compared to the three months ended March 31, 2022 for the consolidated statements of income and comprehensive income (loss). For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2023 compared to December 31, 2022. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

Restatement and Revision of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) has been amended and restated to give effect to the Restatement, as more fully described in the  “Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements” section of Note 1 – Accounting Policies to the Company's accompanying unaudited condensed consolidated financial statements contained elsewhere in this Amendment. For further detail regarding the Restatement, see “Explanatory Note” and Part I, Item 4, “Controls and Procedures” contained in this Amendment. We have also revised this MD&A, where applicable, for effects of the revisions discussed in the “Retained Earnings Revisions” and “Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements” sections of Note 1 – Accounting Policies.

FORWARD-LOOKING STATEMENTS (Restated)

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q/A that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. The words “believe,” “may,”  “forecast,” “should,” “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “predict,”  “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q/A, as well as the Risk Factors previously disclosed in our restated Annual Report on Form 10-K/A for the year ended December 31, 2022, factors that could contribute to those differences include, but are not limited to:

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

Forward-looking statements are not guarantees of performance or results and should not be relied upon as representing management’s views as of any subsequent date. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should refer to the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q/A and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be different from those expressed or implied by our forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q/A (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to update publicly these statements in light of new information or future events.

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

FINANCIAL HIGHLIGHTS (Revised and Restated)

●	Net income of $8.4 million for the three months ended March 31, 2023, or $0.34 basic and diluted earnings per share, compared to $4.5 million, or $0.18 basic and diluted earnings per share, for the three months ended March 31, 2022.
●	Total assets as of March 31, 2023 were $4.2 billion, an increase of 18% compared to December 31, 2022.
●	Total cash and cash equivalents grew to $607.1 million, up from $77.9 million at December 31, 2022.
●	Total loans, excluding Paycheck Protection Program (“PPP”) balances as of March 31, 2023, were $3.1 billion, an increase of $111 million, or 3.78%, from December 31, 2022.
●	Total deposits were $3.7 billion at March 31, 2023, an increase of 35% compared to December 31, 2022.
●	Non-time deposits increased to $3.2 billion at March 31, 2023, an increase of $912.2 million, or 40%, compared to December 31, 2022.
●	The ratio of gross loans to deposits has declined to 82% at March 31, 2023, from 108% at December 31, 2022.
●	Net interest margin of 2.81% in the first quarter of 2023 was down from 2.96% in the first quarter of 2022.
●	Allowance for credit losses to total loans was 1.17% at March 31, 2023, compared to 1.17% at December 31, 2022.

RESULTS OF OPERATIONS (Revised and Restated)

Net Income

Net income for the three months ended March 31, 2023 was $8.4 million, or $0.34 basic and diluted earnings per share, compared to $4.5 million, or $0.18 basic and diluted earnings per share, for the three months ended March 31, 2022. The 85% increase in net income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven by Consumer Program derivative income, higher mortgage banking income, and an increase in net interest income in the first quarter of 2023. These increases were partially offset by higher noninterest expenses mainly from an increase in employee compensation and benefits expense in the first quarter of 2023 related to increased head count at the Bank, Primis Mortgage and Panacea and higher provision for credit losses.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income was $25.3 million for the three months ended March 31, 2023, compared to $22.8 million for the three months ended March 31, 2022. Primis’ net interest margin for the three months ended March 31, 2023 was 2.81%, compared to 2.96% for the three months ended March 31, 2022. Net interest margin was significantly impacted by the successful launch of the Bank’s digital deposit platform along with increased competition in the Company’s core banking markets which increased the cost of deposits in the first quarter of 2023 compared to the first quarter of 2022. Total income on interest-earning assets was $44.3 million and $26.5 million for the three months ended March 31, 2023 and 2022, respectively. The yield on average interest-earning assets was 4.92% and 3.44% for the three months ended March 31, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in the first quarter of 2023. Average interest-bearing liabilities was $2.9 billion compared to $2.4 billion for the three months ended March 31, 2023 and 2022, respectively.  The cost of average interest-bearing deposits increased 188 basis points to 2.32% for the three months ended March 31, 2023, compared to 0.44% cost on average interest-bearing deposits for the three months ended March 31, 2022. This increase was driven by the benchmark interest rate increases which in turn drove the increase in interest-bearing deposit pricing. Average rates on our interest-bearing deposits increased in all categories but the largest increases were seen in money market, savings, and time deposits which also had an aggregate increase in average balances of $523 million year-over-year.  This was a primary driven in the interest rate spread decreasing to 2.28% for the three months ended March 31, 2023 from 2.80% for the three months ended March 31, 2022.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest
	Analysis For the Three Months Ended
	March 31, 2023			March 31, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$25,346	$391	6.26%	$—	$—	—%
Loans, net of deferred fees (1) (2)	2,989,925	38,059	5.16%	2,358,674	$24,701	4.25%
Investment securities	246,402	1,584	2.61%	302,431	1,430	1.92%
Other earning assets	388,327	4,224	4.41%	466,952	406	0.35%
Total earning assets	3,650,000	44,258	4.92%	3,128,057	26,537	3.44%
Allowance for credit losses	(34,099)			(29,238)
Investments in mortgage affiliate - held for sale	—			—
Total non-earning assets	284,339			255,900
Total assets	$3,900,240			$3,354,719

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$722,583	$2,267	1.27%	$817,430	$666	0.33%
Money market accounts	824,541	4,801	2.36%	809,460	858	0.43%
Savings accounts	593,896	4,750	3.24%	224,789	149	0.27%
Time deposits	489,066	3,226	2.68%	350,368	700	0.81%
Total interest-bearing deposits	2,630,086	15,044	2.32%	2,202,047	2,373	0.44%
Borrowings	285,113	3,892	5.54%	171,293	1,371	3.25%
Total interest-bearing liabilities	2,915,199	18,936	2.63%	2,373,340	3,744	0.64%
Noninterest-bearing liabilities:
Demand deposits	556,495			545,530
Other liabilities	28,545			23,059
Total liabilities	3,500,239			2,941,929
Stockholders' equity	400,002			412,790
Total liabilities and stockholders' equity	$3,900,241			$3,354,719
Net interest income		$25,322			$22,793
Interest rate spread			2.28%			2.80%
Net interest margin			2.81%			2.96%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three months ended March 31, 2023 and 2022 of $5.3 million and $0.1 million, respectively. Of this provision in the first quarter of 2023, $4.8 million was due to charge-offs and additional reserve calculated in our normal reserve process related to the Consumer Program loans. Excluding this provision amount, the provision for credit losses would have been $0.5 million at March 31, 2023. We had charge-offs totaling $4.4 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. Charge-offs related to the Consumer Program loans were $2.0 million and $100 thousand during the three months ended March 31, 2023 and 2022, respectively.  There were recoveries totaling $0.4 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.

The Financial Condition Section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$1,224	$1,351	$(127)
Income from bank-owned life insurance	420	375	45
(Loss) gain on other investments	(39)	195	(234)
Mortgage banking income	4,315	—	4,315
Gain on sale of loans	51	—	51
Consumer Program derivative	11,443	54	11,389
Other noninterest income	256	170	86
Total noninterest income	$17,670	$2,145	$15,525

Noninterest income increased 724% to $17.7 million for the three months ended March 31, 2023, compared to $2.1 million for the three months ended March 31, 2022. The increase in noninterest income was primarily related to $11.4 million of income on the Consumer Program derivative and $4.3 million of mortgage banking income in the first quarter of 2023. The Consumer Program derivative income was comprised of $10.5 million of fair value adjustment gains and $0.9 million of income related to credit loss reimbursements from the derivative counterparty under the Consumer Program agreement. The increase in mortgage banking income was a result of our purchase of Primis Mortgage in May 2022 and the normal mortgage activities now reflected in our income statement during the first quarter of 2023, which included the fair value adjustments and gains on sales of mortgage loans held for sale.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$15,028	$9,625	$5,403
Occupancy expenses	1,445	1,457	(12)
Furniture and equipment expenses	1,577	1,100	477
Amortization of core deposit intangible	317	341	(24)
Virginia franchise tax expense	849	813	36
Data processing expense	2,251	1,490	761
Marketing expense	569	465	104
Telephone and communication expense	377	382	(5)
Net (gain) loss on other real estate owned	—	(59)	59
Professional fees	862	1,094	(232)
Miscellaneous lending expenses	885	390	495
Other operating expenses	2,794	1,955	839
Total noninterest expenses	$26,954	$19,053	$7,901

Noninterest expenses were $27.0 million during the three months ended March 31, 2023, compared to $19.1 million during the three months ended March 31, 2022. The 41% increase in noninterest expenses was primarily due to a $5.4 million increase in employee compensation in the first quarter of 2023 related to increased head count at the Bank, Primis Mortgage and Panacea compared to 2022. The increase in noninterest expense during the three months ended March 31, 2023 was also attributable to a $0.8 million increase in data processing expense driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during the quarter. A significant driver of the increase in other operating expenses were higher expenses related to Primis Mortgage in the first quarter of 2023. Other notable drivers of the increase in other operating expenses in the quarter include higher FDIC insurance costs and increased fraud losses, primarily driven by increased check fraud activity. Increases in noninterest expense were offset by a decline in professional fees due to expenses associated with bringing certain V1BE activities in-house in the first quarter of 2022.

FINANCIAL CONDITION (Revised and Restated)

Balance Sheet Overview

Total assets were $4.2 billion as of March 31, 2023 and $3.6 billion as of December 31, 2022. Total cash and cash equivalents were $607.1 million as of March 31, 2023 and $77.9 million as of December 31, 2022. Investment securities decreased from $249.8 million as of December 31, 2022 to $244.6 million as of March 31, 2023. Total loans increased 4%, from $2.9 billion at December 31, 2022 to $3.1 billion at March 31, 2023. Total deposits were $3.7 billion at March 31, 2023, compared to $2.7 billion at December 31, 2022 and total equity was $397.4 million and $389.0 million at March 31, 2023 and December 31, 2022, respectively.

Stockholder’s equity balances increased $8.4 million from December 31, 2022 to March 31, 2023 as a result of a decrease in unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to marginal increases in market interest rates during the first quarter of 2023 coupled with $8.4 million of net income. The Company has the intention to hold these securities until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Loans

Total loans were $3.1 billion and $2.9 billion at March 31, 2023 and December 31, 2022, respectively. PPP loans totaled $2.6 million at March 31, 2023 and $4.6 million at December 31, 2022, respectively. Excluding PPP loans, loans outstanding increased $111 million, or 4%, since December 31, 2022.

As of March 31, 2023 and December 31, 2022, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans held for investment portfolio consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$463,850	15.2%	$459,866	15.6%
Commercial real estate - non-owner occupied	576,065	18.9%	579,733	19.7%
Secured by farmland	4,946	0.2%	5,970	0.2%
Construction and land development	151,880	5.0%	148,690	5.0%
Residential 1-4 family	606,293	19.8%	609,694	20.7%
Multi- family residential	139,978	4.6%	140,321	4.8%
Home equity lines of credit	64,606	2.1%	65,152	2.2%
Total real estate loans	2,007,618	65.7%	2,009,426	68.2%

Commercial loans	555,080	18.2%	520,741	17.7%
Paycheck protection program loans	2,603	0.1%	4,564	0.2%
Consumer loans	484,383	15.9%	405,278	13.8%
Total Non-PCD loans	3,049,684	99.8%	2,940,009	99.8%
PCD loans	6,121	0.2%	6,628	0.2%
Total loans	$3,055,805	100.0%	$2,946,637	100.0%

Consumer Program Loans

The Company has $197.0 million and $134.4 million of loans outstanding in the Consumer Program as of March 31, 2023 and December 31, 2022, respectively, or 6% and 5% of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the Consumer Loan category disclosures in this footnote. As of March 31, 2023, 40% of the loans were in a promotional period requiring no payment of interest on their loans with 21% of these promotional loan periods ending in the next 12 months and the remaining ending within 24 months of March 31, 2023. As of December 31, 2022, 44% of the loans were in a promotional period requiring no payment of interest on their loans with 21% and 79% of these promotional loan periods ending in 2023 and 2024, respectively.

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of March 31, 2023 (in thousands) :

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$34,006	$122,770	$17,621	$121,828	$2,336	$70,342	$94,947	$463,850
Commercial real estate - non-owner occupied	32,343	182,392	25,529	55,872	1,393	219,393	59,143	576,065
Secured by farmland	836	1,206	78	1,079	—	1,355	392	4,946
Construction and land development	97,144	35,342	11,562	5,335	807	1,655	35	151,880
Residential 1-4 family	19,500	49,985	7,825	53,020	74,645	371,901	29,417	606,293
Multi- family residential	8,526	57,132	20,460	19,019	—	27,708	7,133	139,978
Home equity lines of credit	9,977	1,182	11,750	5,037	71	36,589	-	64,606
Total real estate loans	202,332	450,009	94,825	261,190	79,252	728,943	191,067	2,007,618
Commercial loans	137,299	90,996	117,783	37,259	1,137	13,153	157,453	555,080
Paycheck protection program loans	24	2,369	—	—	—	—	210	2,603
Consumer loans	1,885	269,618	51,117	70,749	2,443	5	88,566	484,383
Total Non-PCD loans	341,540	812,992	263,725	369,198	82,832	742,101	437,296	3,049,684
PCD loans	3,098	1,353	—	1,129	400	141	-	6,121
Total loans	$344,638	$814,345	$263,725	$370,327	$83,232	$742,242	$437,296	$3,055,805

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of March 31, 2023, which is only originated at fixed rates (in thousands):

			After Five
	One Year or	After One Year	Through Ten
	Less	to Five Years	Years	After 10 Years	Total
Consumer Program Loans	$68	$129,757	$63,522	$3,625	$196,972

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All of these promotional loans amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period (in thousands):

	Amount ending	Amount ending
	No Interest	No Interest
	Promo Period	Promo Period	Total No
	in next 12	in next 13-24	Interest promo
	months	months	as of 3/31/23
Consumer Program Loans	$16,838	$62,091	$78,929

During the three months ended March 31, 2023, $600 thousand of promotional loans paid off prior to the end of their promotional periods while $258 thousand of promotional loans reached the end of the promotional period and entered amortization.

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

Total calculated reserves increased by $1.3 million to $35.8 million at the end of March 31, 2023 compared to $34.5 million at December 31, 2022, primarily due to the $109.2 million in total loan growth experienced in the first quarter of 2023.

The following table presents a comparison of nonperforming assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Nonaccrual loans	$33,397	$35,484
Loans past due 90 days and accruing interest	1,625	3,361
Total nonperforming assets	35,022	38,845

SBA guaranteed amounts included in nonperforming loans	$2,206	$3,969

Allowance for credit losses to total loans	1.17%	1.17%
Allowance for credit losses to nonaccrual loans	107.20%	97.35%
Allowance for credit losses to nonperforming loans	102.23%	88.93%
Nonaccrual to total loans	1.10%	1.20%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.78%	0.98%

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

Total deposits increased 35% to $3.7 billion at March 31, 2023 from $2.7 billion at December 31, 2022. The increase in deposits from year-end was primarily driven by the substantial growth in the Bank’s new digital deposit platform in the first quarter of 2023. The majority of the growth was in savings accounts with the remainder largely in NOW accounts. Savings accounts increased 295% from $245.8 million as of December 31, 2022 to $971.5 million at March 31, 2023. NOW accounts increased 35% from $617.7 million at December 31, 2022 to $835.3 million at March 31, 2023. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

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

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of March 31, 2023 and December 31, 2022, total FHLB borrowings were $0 and $325.0 million, respectively. The decrease in FHLB borrowings was a result of the deposit growth during the first quarter of 2023 that primarily funded our loan growth and supported other funding needs and allowing us to repay our FHLB advances. As of March 31, 2023, we had $541.6 million of unused and available FHLB lines of credit.

Other borrowings can consist of federal funds purchased, secured borrowings due to failed loan sales, and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts was $4.3 million and $6.4 million at March 31, 2023 and December 31, 2022, respectively.

We had secured borrowings of $15.0 million as of March 31, 2023 related to loan transfers to another financial institution during the three months ended March 31, 2023 that did not meet the criteria to be treated as a sale under relevant accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. For additional information on secured borrowings refer to “Note 1 –Accounting Policies” in this Form 10-Q/A.

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

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. At March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for PCA.

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

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	March 31,	December 31,
	Purposes	Well Capitalized (1)	2023	2022
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.53%	9.52%
Common equity tier 1 capital ratio	4.50%	n/a	9.86%	10.07%
Tier 1 risk-based capital ratio	6.00%	n/a	10.18%	10.40%
Total risk-based capital ratio	8.00%	n/a	13.99%	14.33%

Primis Bank
Leverage ratio	4.00%	5.00%	10.15%	11.24%
Common equity tier 1 capital ratio	7.00%	6.50%	12.18%	12.40%
Tier 1 risk-based capital ratio	8.50%	8.00%	12.18%	12.40%
Total risk-based capital ratio	10.50%	10.00%	13.37%	13.59%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 5.37% at March 31, 2023, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

CRITICAL ACCOUNTING POLICIES (Restated)

The critical accounting policies are discussed in MD&A in our restated Annual Report on Form 10-K/A for the year ended December 31, 2022. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Organization and Significant Accounting Policies” in Form 10-K/A for the year ended December 31, 2022. Disclosures regarding the effects of new accounting pronouncements are included in “Note 1. Accounting Policies” in this Form 10-Q/A. There have been no changes to the significant accounting policies during 2023.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Revised and Restated)

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

	Sensitivity of Economic Value of Equity
	As of March 31, 2023
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$345,671	$(26,491)	(7.12)%	8.19%	86.98%
Up 300	351,887	(20,275)	(5.45)%	8.34%	88.54%
Up 200	357,100	(15,062)	(4.05)%	8.46%	89.86%
Up 100	371,689	(473)	(0.13)%	8.81%	93.53%
Base	372,162	—	—%	8.82%	93.64%
Down 100	356,560	(15,602)	(4.19)%	8.45%	89.72%
Down 200	322,713	(49,449)	(13.29)%	7.65%	81.20%

	Sensitivity of Economic Value of Equity
	As of December 31, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$481,135	$(63,410)	(11.64)%	13.49%	123.70%
Up 300	496,136	(48,409)	(8.89)%	13.91%	127.55%
Up 200	510,807	(33,738)	(6.20)%	14.32%	131.32%
Up 100	534,163	(10,382)	(1.91)%	14.98%	137.33%
Base	544,545	—	—%	15.27%	140.00%
Down 100	539,297	(5,248)	(0.96)%	15.12%	138.65%

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

ITEM 4 – CONTROLS AND PROCEDURES (Restated)

(a)Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report on Form 10-Q/A, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our CEO and CFO have concluded that these controls and procedures are not effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A. This conclusion was reached as a result of the continued remediation of previously identified material weaknesses in its internal controls over financial reporting as further described in Item 9A in the restated 2022 Annual Report on Form 10-K/A related to complex accounting arrangements and also due to the identification of an additional material weakness related to the transfer of certain loans to another financial institution during the three months ended March 31, 2023.

Management identified the additional material weakness over the Company’s internal controls over financial reporting for the three months ended March 31, 2023 related to accounting determinations for transfers of financial assets including lack of a formally designed process and procedure for evaluation of loan transfers. The existing procedures did not outline the process to be taken and individuals to be involved in assessment of the proper accounting for loan transfers and were not sufficient enough to facilitate a proper conclusion on loan transfer transactions.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Amendment. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023, at the reasonable assurance level, because of the material weakness in internal controls, which were disclosed in the Company's restated Annual Report on Form 10-K/A for the year ended December 31, 2022 (with respect to the Consumer Program) and Current Report on Form 8-K on March 1, 2024 (with respect to the loan transfers). Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in the Form 10-Q/A, for the three months ended March 31, 2023, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.

Remediation Plans

(i)	Complex accounting arrangements

Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over the identification of complex agreements the Company enters into and ensuring the appropriate level of review of these agreements by an individual with the requisite accounting expertise. The Company is adding additional internal controls to its financial close and reporting process to enhance the effectiveness of internal controls over financial reporting to require appropriate levels of accounting management review of new transactions. Additionally, the Company will seek appropriate third-party accounting expertise when it determines a transaction contains complex arrangements that management does not have sufficient expertise to assess and conclude upon. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period. The Company has made progress in the remediation efforts related to the material weakness and anticipates the control weakness to be remediated as soon as possible.

(ii)  Loan transfers

Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over the identification of loan transfer transactions and management review of the transactions. The Company has added additional internal controls to its financial close and reporting process to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period. The Company has made progress in the remediation efforts related to the material weakness and anticipates the control weakness to be remediated as soon as possible.

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

The Company’s actions are subject to ongoing executive management review and are also subject to audit committee oversight. If the Company is unable to successfully remediate the material weakness, or if in the future, the Company identifies further material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis, and its condensed consolidated financial statements may be materially misstated. Management may determine that additional measures are required to address control deficiencies, strengthen internal control over financial reporting, or it may determine to modify the remediation measures described above.

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

ITEM 1A – RISK FACTORS (Restated)

There were no changes to the risk factors that were previously disclosed in our restated Annual Report on Form 10-K/A for the year ended December 31, 2022, except for the addition of the item below.

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

ITEM 6 – EXHIBITS (Restated)

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

104	The cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

+     Management contract or compensatory plan or arrangement

*      Filed with this Quarterly Report on Form 10-Q/A

**    Furnished with this Quarterly Report on Form 10-Q/A

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primis Financial Corp.
(Registrant)

October 25, 2024	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

October 25, 2024	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer