Form 10-Q
period 2024-03-31
Primis Financial Corp.
filed 2024-10-25
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

PRIMIS FINANCIAL CORP.

FORM 10-Q

March 31, 2024

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$5,817	$1,863
Interest-bearing deposits in other financial institutions	82,900	75,690
Total cash and cash equivalents	88,717	77,553

Securities available-for-sale, at fair value (amortized cost of $260,415 and $255,891, respectively)	230,617	228,420

Securities held-to-maturity, at amortized cost (fair value of $10,052 and $10,839, respectively)	10,992	11,650

Loans held for sale, at fair value	72,217	57,691

Loans held for investment, collateralizing secured borrowings	21,406	20,505
Loans held for investment	3,206,259	3,198,909
Less: allowance for credit losses	(53,456)	(52,209)
Net loans	3,174,209	3,167,205

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	14,225	14,246
Bank premises and equipment, net	20,412	20,611
Assets held for sale	6,359	6,735
Operating lease right-of-use assets	10,206	10,646
Cloud computing arrangement assets, net	9,953	10,699
Goodwill	93,459	93,459
Intangible assets, net	1,633	1,958
Bank-owned life insurance	67,685	67,588
Deferred tax assets, net	24,513	22,395
Consumer Program derivative asset	10,685	10,806
Other assets	54,097	54,884
Total assets	$3,889,979	$3,856,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$463,190	$472,941
Interest-bearing deposits:
NOW accounts	771,116	773,028
Money market accounts	834,514	794,530
Savings accounts	823,325	783,758
Time deposits	422,778	445,898
Total interest-bearing deposits	2,851,733	2,797,214
Total deposits	3,314,923	3,270,155

Securities sold under agreements to repurchase	3,038	3,044
Secured borrowings	21,298	20,393
FHLB advances	25,000	30,000
Junior subordinated debt	9,843	9,830
Senior subordinated notes	85,823	85,765
Operating lease liabilities	11,353	11,686
Other liabilities	24,102	28,080
Total liabilities	3,495,380	3,458,953

Commitments and contingencies (See Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,696,672 and 24,693,172 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	247	247
Additional paid in capital	313,812	313,548
Retained earnings	84,133	84,143
Accumulated other comprehensive loss	(23,615)	(21,777)
Total Primis stockholders' equity	374,577	376,161
Noncontrolling interests	20,022	21,432
Total stockholders' equity	394,599	397,593
Total liabilities and stockholders' equity	$3,889,979	$3,856,546

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Interest and dividend income:
Interest and fees on loans	$47,732	$38,450
Interest and dividends on taxable securities	1,615	1,483
Interest and dividends on tax exempt securities	100	101
Interest and dividends on other earning assets	898	4,224
Total interest and dividend income	50,345	44,258
Interest expense:
Interest on deposits	23,014	15,044
Interest on other borrowings	2,062	3,892
Total interest expense	25,076	18,936
Net interest income	25,269	25,322
Provision for credit losses	6,508	5,263
Net interest income after provision for credit losses	18,761	20,059

Noninterest income:
Account maintenance and deposit service fees	1,393	1,224
Income from bank-owned life insurance	564	420
Mortgage banking income	5,574	4,315
Gain on sale of loans	336	51
Gain (loss) on other investments	206	(39)
Consumer Program derivative	2,041	11,443
Other noninterest income	193	256
Total noninterest income	10,307	17,670

Noninterest expenses:
Salaries and benefits	15,735	15,028
Occupancy expenses	1,490	1,445
Furniture and equipment expenses	1,616	1,577
Amortization of intangible assets	317	317
Virginia franchise tax expense	631	849
FDIC insurance assessment	610	364
Data processing expense	2,231	2,251
Marketing expense	459	569
Telephone and communication expense	346	377
Professional fees	1,365	862
Miscellaneous lending expenses	451	885
Other operating expenses	2,287	2,430
Total noninterest expenses	27,538	26,954
Income before income taxes	1,530	10,775
Income tax expense	718	2,412
Net income	812	8,363
Net loss attributable to noncontrolling interests	1,654	—
Net income attributable to Primis' common stockholders	$2,466	$8,363

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$(2,327)	$3,006
Tax expense (benefit)	(489)	631
Other comprehensive income (loss)	(1,838)	2,375
Comprehensive income	$628	$10,738
Earnings per share, basic	$0.10	$0.34
Earnings per share, diluted	$0.10	$0.34

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance - December 31, 2023	24,693,172	$247	$313,548	$84,143	$(21,777)	$21,432	$397,593
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	244	244
Dividends on common stock ($0.10 per share)	—	—	—	(2,476)	—	—	(2,476)
Stock option exercises	3,500	—	37	—	—	—	37
Stock-based compensation expense	—	—	227	—	—	—	227
Net income (loss)	—	—	—	2,466	—	(1,654)	812
Other comprehensive loss	—	—	—	—	(1,838)	—	(1,838)
Balance - March 31, 2024	24,696,672	$247	$313,812	$84,133	$(23,615)	$20,022	$394,599

	For the Three Months Ended March 31, 2023 (As Restated)
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
Balance - December 31, 2022	24,680,097	$246	$312,722	$101,850	$(25,850)	$—	$388,968
Dividends on common stock ($0.10 per share)	—	—	—	(2,469)	—	—	(2,469)
Shares retired to unallocated	(1,033)	—	—	—	—	—	—
Stock option exercises	8,000	—	85	—	—	—	85
Restricted stock forfeited	(2,000)	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(12)	—	—	—	(12)
Stock-based compensation expense	—	—	108	—	—	—	108
Net income	—	—	—	8,363	—	—	8,363
Other comprehensive income	—	—	—	—	2,375		2,375
Balance - March 31, 2023	24,685,064	$246	$312,903	$107,744	$(23,475)	$—	$397,418

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$812	$8,363
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	2,270	2,138
Net accretion of discounts	(264)	(794)
Provision for credit losses	6,508	5,263
Proceeds from sales of loans	10,880	—
Net change in mortgage loans held for sale	(14,802)	(15,416)
Net gains on mortgage banking	(5,574)	(4,315)
Net gains on sale of loans	(336)	(51)
Earnings on bank-owned life insurance	(417)	(390)
Gain on bank-owned life insurance death benefit	(148)	(30)
Stock-based compensation expense	227	108
(Gain) loss on other investments	(206)	39
Deferred income tax benefit	(1,629)	(1,772)
Net change in fair value of Consumer Program derivative	121	(10,514)
Net increase in other assets	5,904	(684)
Net increase (decrease) in other liabilities	(4,311)	6,126
Net cash and cash equivalents (used in) provided by operating activities	(965)	(11,929)
Investing activities:
Purchases of securities available-for-sale	(8,815)	—
Proceeds from paydowns, maturities and calls of securities available-for-sale	4,165	7,599
Proceeds from paydowns, maturities and calls of securities held-to-maturity	651	395
Net decrease in FRB and FHLB stock	21	13,732
Net change in loans held for investment	(23,658)	(112,113)
Proceeds from bank-owned life insurance death benefit	918	873
Proceeds from sales of bank premise and equipment and assets held for sale	373	—
Purchases of bank premises and equipment, net	—	(461)
Purchases of other investments	2	—
Net cash and cash equivalents used in investing activities	(26,343)	(89,975)
Financing activities:
Net increase in deposits	44,768	945,627
Cash dividends paid on common stock	(2,476)	(2,469)
Proceeds from exercised stock options	37	85
Proceeds from secured borrowings, net of repayments	905	15,038
Repurchase of restricted stock	—	(12)
Repayment of short-term FHLB advances	(5,000)	—
Repayment of short-term borrowings	—	(325,000)
Decrease in securities sold under agreements to repurchase	(6)	(2,099)
Issuance of Panacea Financial Holdings stock, net of costs	244	—
Increase in secured borrowings	-	—
Net cash and cash equivalents provided by financing activities	38,472	631,170
Net change in cash and cash equivalents	11,164	529,266
Cash and cash equivalents at beginning of period	77,553	77,859
Cash and cash equivalents at end of period	$88,717	$607,125
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$24,739	$16,420
Income taxes	$23	$—
Supplemental schedule of noncash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$—	$4,017

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

As of March 31, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company (“PMC”), a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. Panacea Financial Holdings, Inc. (“PFH”), headquartered in Little Rock, Arkansas, is consolidated into the Company. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

The accounting policies and practices of Primis and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. A discussion of the Company’s material accounting policies are located in our 2023 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

On December 21, 2023, PFH completed a $24.5 million Series B financing round led by a global venture capital firm. As part of the financing round, Primis acquired approximately 19% of PFH’s common stock for an immaterial purchase price due to previous operating losses in the Bank’s Panacea Financial Division. The Company performed an analysis and determined that PFH is a VIE because it lacks one or more of the characteristics of a voting interest entity. The Company’s analysis further determined that it has a controlling financial interest in PFH due to the substantial historical activities between PFH and the Bank’s Panacea Financial Division coupled with the limited activities of PFH outside of its relationship with Primis as of December 31, 2023. Further, there are employees of Primis that have historically carried out substantially all of the activities of PFH. Accordingly, the Company determined it is the primary beneficiary of PFH and consolidated it as of December 31, 2023 and no circumstances have changed during the three months ended March 31, 2024 that changed this prior determination.

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

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with U.S. GAAP for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2023 Form 10-K.

Reclassifications

In certain instances, amounts reported in the prior year annual audited consolidated financial statements or the interim condensed consolidated financial statements have been reclassified to conform to the current financial statement presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities, the credit impairment of investment securities, the mortgage banking derivatives, interest rate swap derivatives, Consumer Program derivative, the valuation of goodwill, and deferred tax assets. Management monitors and continually reassess these at each reporting period.

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

The Company’s interest rate swaps meet the definition of derivative instruments under ASC 815, Derivatives and Hedging, and are accounted for both initially and subsequently at their fair value. The Company assessed the derivative instruments at inception and determined they met the requirements under ASC 815 to be accounted for as fair value hedges. Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. The Company’s interest rate swaps are fair value hedges that are accounted for using the portfolio layer method, which allows the Company to hedge the interest rate risk of prepayable loans by designating as the hedged item a stated amount of two separate and distinct closed portfolios of consumer and commercial loans that are expected to be outstanding for the designated hedge periods. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instruments, as well as the gains and losses attributable to the change in fair value of the hedged items, are recognized in interest income in the same income statement line item with the hedged item in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability are included in the basis of the hedged items, while the corresponding change in the fair value of the derivative instruments are recorded as an adjustment to other assets or other liabilities, as applicable. The Company presents interest rate swaps on the balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty are subject to legally enforceable master netting arrangements. As of March 31, 2024, the gross amounts of interest rate swap derivative assets and liabilities were $3.2 million and $17 thousand, respectively, and are recorded net in other assets in the consolidated balance sheet.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$911,540	$246,771	$(3,229)	$946,185	$248,906	$(1,094)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands current disclosure requirements primarily through enhanced disclosures about significant segment expenses. Specifically, the ASU (i) requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), (ii) requires disclosure of an amount for other segment items by reportable segment and a description of its composition, (iii) requires providing in each interim period all current annual disclosures of a reportable segment’s profit or loss and assets, and (iv) allows an entity to provide additional measures of profit or loss used by the CODM in assessing performance and deciding how to allocate resources in addition to providing the measure for this that is most consistent with GAAP, (v) requires disclosure of the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) requires an entity that has a single reportable segment to provide all disclosures required by this ASU and Topic 280. This ASU is effective for the Company’s annual disclosures beginning for the year ended December 31, 2024 and its interim disclosures thereafter, with early adoption permitted. The Company is currently evaluating the impact of this ASU to its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU also eliminates certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. This ASU is effective for the Company’s annual disclosures beginning for the year ended December 31, 2025. The Company is currently evaluating the impact of this ASU to its consolidated financial statement disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This ASU adds an illustrative example to clarify how an entity should determine whether a profits interest or similar award is within the scope of ASC 718. The amendments in this standard will be effective for the Company on January 1, 2025. The Company does not believe this standard will have a material impact on its consolidated financial statements.

2.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2024
Residential government-sponsored mortgage-backed securities	$108,200	$26	$(14,907)	$93,319
Obligations of states and political subdivisions	33,725	1	(3,857)	29,869
Corporate securities	16,000	—	(2,357)	13,643
Collateralized loan obligations	5,017	—	(9)	5,008
Residential government-sponsored collateralized mortgage obligations	43,299	37	(1,839)	41,497
Government-sponsored agency securities	16,279	—	(2,654)	13,625
Agency commercial mortgage-backed securities	33,838	—	(4,191)	29,647
SBA pool securities	4,057	5	(53)	4,009
Total	$260,415	$69	$(29,867)	$230,617

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$110,562	$72	$(13,826)	$96,808
Obligations of states and political subdivisions	33,801	12	(3,733)	30,080
Corporate securities	16,000	—	(1,952)	14,048
Collateralized loan obligations	5,018	—	(36)	4,982
Residential government-sponsored collateralized mortgage obligations	35,927	175	(1,631)	34,471
Government-sponsored agency securities	16,267	—	(2,556)	13,711
Agency commercial mortgage-backed securities	34,059	—	(3,949)	30,110
SBA pool securities	4,257	6	(53)	4,210
Total	$255,891	$265	$(27,736)	$228,420

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
March 31, 2024
Residential government-sponsored mortgage-backed securities	$8,714	$—	$(869)	$—	$7,845
Obligations of states and political subdivisions	2,067	—	(56)	—	2,011
Residential government-sponsored collateralized mortgage obligations	211	—	(15)	—	196
Total	$10,992	$—	$(940)	$—	$10,052

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$9,040	$—	$(754)	$—	$8,286
Obligations of states and political subdivisions	2,391	—	(42)	—	2,349
Residential government-sponsored collateralized mortgage obligations	219	—	(15)	—	204
Total	$11,650	$—	$(811)	$—	$10,839

Available-for-sale investment securities of $8.8 million were purchased during the three months ended March 31, 2024 and none were purchased during the three months ended March 31, 2023. No held-to-maturity investments were purchased during the three months ended March 31, 2024 and 2023. No investment securities were sold during the three months ended March 31, 2024 and 2023.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2024, by contractual maturity, were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$245	$242	$548	$545
Due in one to five years	9,788	9,094	795	773
Due in five to ten years	36,719	31,595	724	693
Due after ten years	24,269	21,214	—	—
Residential government-sponsored mortgage-backed securities	108,200	93,319	8,714	7,845
Residential government-sponsored collateralized mortgage obligations	43,299	41,497	211	196
Agency commercial mortgage-backed securities	33,838	29,647	—	—
SBA pool securities	4,057	4,009	—	—
Total	$260,415	$230,617	$10,992	$10,052

Investment securities with a carrying amount of approximately $159.2 million and $200.2 million as of March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of March 31, 2024, Primis did not have a material allowance for credit losses on held-to-maturity securities.

As of March 31, 2024, there were 140 investment securities available-for-sale that were in an unrealized loss position. The unrealized losses related to investment securities available-for-sale as of March 31, 2024 and December 31, 2023, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
March 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$145	$—	$90,378	$(14,907)	$90,523	$(14,907)
Obligations of states and political subdivisions	3,153	(13)	25,715	(3,844)	28,868	(3,857)
Corporate securities	—	—	13,643	(2,357)	13,643	(2,357)
Collateralized loan obligations	—	—	5,008	(9)	5,008	(9)
Residential government-sponsored collateralized mortgage obligations	13,373	(137)	16,630	(1,702)	30,003	(1,839)
Government-sponsored agency securities	—	—	13,625	(2,654)	13,625	(2,654)
Agency commercial mortgage-backed securities	—	—	29,647	(4,191)	29,647	(4,191)
SBA pool securities	359	(2)	2,540	(51)	2,899	(53)
Total	$17,030	$(152)	$197,186	$(29,715)	$214,216	$(29,867)

	Less than 12 months		12 Months or More		Total
March 31, 2024	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$7,845	$(869)	$7,845	$(869)
Obligations of states and political subdivisions	576	(4)	1,435	(52)	2,011	(56)
Residential government-sponsored collateralized mortgage obligations	—	—	196	(15)	196	(15)
Total	$576	$(4)	$9,476	$(936)	$10,052	$(940)

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$93,782	$(13,826)	$93,782	$(13,826)
Obligations of states and political subdivisions	3,945	(19)	23,002	(3,714)	26,947	(3,733)
Corporate securities	939	(61)	13,109	(1,891)	14,048	(1,952)
Collateralized loan obligations	—	—	4,982	(36)	4,982	(36)
Residential government-sponsored collateralized mortgage obligations	—	—	17,306	(1,631)	17,306	(1,631)
Government-sponsored agency securities	—	—	13,711	(2,556)	13,711	(2,556)
Agency commercial mortgage-backed securities	—	—	30,110	(3,949)	30,110	(3,949)
SBA pool securities	301	(1)	2,693	(52)	2,994	(53)
Total	$5,185	$(81)	$198,695	$(27,655)	$203,880	$(27,736)

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,286	$(754)	$8,286	$(754)
Obligations of states and political subdivisions	1,373	(4)	396	(38)	1,769	(42)
Residential government-sponsored collateralized mortgage obligations	—	—	204	(15)	204	(15)
Total	$1,373	$(4)	$8,886	$(807)	$10,259	$(811)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Loans held for sale, at fair value	$72,217	$57,691

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$458,026	$455,397
Commercial real estate - non-owner occupied	577,752	578,600
Secured by farmland	4,341	5,044
Construction and land development	146,908	164,742
Residential 1-4 family	602,124	606,226
Multi-family residential	128,599	127,857
Home equity lines of credit	57,765	59,670
Total real estate loans	1,975,515	1,997,536

Commercial loans (2)	623,804	602,623
Paycheck Protection Program loans	2,003	2,023
Consumer loans	620,745	611,583
Total Non-PCD loans	3,222,067	3,213,765
PCD loans	5,598	5,649
Total loans held for investment	$3,227,665	$3,219,414
(1)	Includes $8.1 million and $7.7 million related to loans collateralizing secured borrowings as of March 31, 2024 and December 31, 2023, respectively.
(2)	Includes $13.3 million and $12.8 million related to loans collateralizing secured borrowings as of March 31, 2024 and December 31, 2023, respectively.

Consumer Program Loans

The Company originates a portion of its consumer loans using a third-party that sources and subsequently manages the portfolio of loans (the “Consumer Program”). The Company has $205.1 million and $199.3 million of loans outstanding in the Consumer Program as of March 31, 2024 and December 31, 2023, respectively, or 6% of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the Consumer Loan category disclosures in this footnote. As of March 31, 2024, 44% of the loans were in a promotional period requiring no payment of interest on their loans with 69% of these promotional loan periods ending in the second half of 2024 through the second quarter of 2025. As of December 31, 2023, 45% of the loans were in a promotional period requiring no payment of interest on their loans with 70% of these promotional loan periods ending in the second half of 2024 through the first quarter of 2025. During the three months ended March 31, 2024, $5.6 million of promotional loans paid off prior to the end of their promotional periods while $4.8 million of promotional loans reached the end of the promotional period and began amortizing. See “Item 2. Financial Condition – Loans” for more detailed information on the “Consumer Program.”

Accrued Interest Receivable

Accrued interest receivable on loans totaled $22.9 million and $20.1 million at March 31, 2024 and December 31, 2023, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of March 31, 2024 and December 31, 2023 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
March 31, 2024	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$2,661	$—	$—	$2,661	$455,365	$458,026
Commercial real estate - non-owner occupied	225	—	—	225	577,527	577,752
Secured by farmland	—	—	—	—	4,341	4,341
Construction and land development	25	13	129	167	146,741	146,908
Residential 1-4 family	568	693	818	2,079	600,045	602,124
Multi- family residential	—	—	—	—	128,599	128,599
Home equity lines of credit	792	805	382	1,979	55,786	57,765
Commercial loans	331	21,600	2,037	23,968	599,836	623,804
Paycheck Protection Program loans	—	188	1,721	1,909	94	2,003
Consumer loans	4,000	2,267	456	6,723	614,022	620,745
Total Non-PCD loans	8,602	25,566	5,543	39,711	3,182,356	3,222,067
PCD loans	—	887	1,241	2,128	3,470	5,598
Total	$8,602	$26,453	$6,784	$41,839	$3,185,826	$3,227,665

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$75	$—	$219	$294	$455,103	$455,397
Commercial real estate - non-owner occupied	1,155	—	—	1,155	577,445	578,600
Secured by farmland	—	—	—	—	5,044	5,044
Construction and land development	26	143	—	169	164,573	164,742
Residential 1-4 family	1,850	838	1,376	4,064	602,162	606,226
Multi- family residential	—	—	—	—	127,857	127,857
Home equity lines of credit	416	378	556	1,350	58,320	59,670
Commercial loans	40	588	1,203	1,831	600,792	602,623
Paycheck Protection Program loans	18	—	1,714	1,732	291	2,023
Consumer loans	3,805	2,093	310	6,208	605,375	611,583
Total Non-PCD loans	7,385	4,040	5,378	16,803	3,196,962	3,213,765
PCD loans	2,061	128	1,241	3,430	2,219	5,649
Total	$9,446	$4,168	$6,619	$20,233	$3,199,181	$3,219,414

The amortized cost, by class, of loans and leases on nonaccrual status as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
March 31, 2024	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$671	$671	$671
Secured by farmland	—	455	455	—
Construction and land development	129	21	150	150
Residential 1-4 family	818	2,221	3,039	3,039
Home equity lines of credit	382	766	1,148	1,148
Commercial loans	2,037	9	2,046	9
Paycheck Protection Program loans	8	—	8	8
Consumer loans	456	801	1,257	1,257
Total Non-PCD loans	3,830	4,944	8,774	6,282
PCD loans	1,240	125	1,365	—
Total	$5,070	$5,069	$10,139	$6,282

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2023	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$219	$469	$688	$688
Secured by farmland	—	480	480	480
Construction and land development	—	23	23	23
Residential 1-4 family	1,376	1,437	2,813	2,813
Home equity lines of credit	556	571	1,127	1,127
Commercial loans	1,203	576	1,779	207
Consumer loans	310	634	944	944
Total Non-PCD loans	3,664	4,190	7,854	6,282
PCD loans	1,241	—	1,241	1,241
Total	$4,905	$4,190	$9,095	$7,523

There were $1.7 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing as of both March 31, 2024 and December 31, 2023.

The following table presents nonaccrual loans as of March 31, 2024 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$212	$—	$459	$—	$—	$671
Secured by farmland	—	—	—	—	—	455	—	—	455
Construction and land development	—	—	—	—	—	151	—	—	151
Residential 1-4 family	—	—	564	—	18	1,868	—	589	3,039
Home equity lines of credit	—	—	—	—	—	72	1,061	15	1,148
Commercial loans	—	615	—	383	—	1,047	—	—	2,045
Paycheck Protection Program loans	—	—	—	8	—	—	—	—	8
Consumer loans	—	47	695	419	—	—	96	—	1,257
Total non-PCD nonaccruals	—	662	1,259	1,022	18	4,052	1,157	604	8,774
PCD loans	—	—	—	—	—	1,365	—	—	1,365
Total nonaccrual loans	$—	$662	$1,259	$1,022	$18	$5,417	$1,157	$604	$10,139

Interest received on nonaccrual loans was zero and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

For the quarter-ended March 31, 2024, one loan in the 1-4 family loan segment with an amortized cost basis of $30 thousand, was modified to a borrower experiencing financial difficulty, representing less than 0.01% of that loan segment. This loan was converted to an amortizing note, with a reduction in interest rate to fixed at 6% from variable at 8.5%.

Two existing, other consumer loan modifications, with a total $40 thousand in amortized cost and representing 0.01% of this segment, have had no payment delinquencies in the first quarter of 2024. Of these two modifications, one loan with

$20 thousand in amortized cost, was modified to interest only payments for eleven months, with a return to principal and interest payments in August 2024. Total contractual payments during the first quarter of 2024 for this loan prior to modification would have been $549. The other existing consumer loan, with $20 thousand in amortized cost was modified to interest only payments for nine months, with principal and interest payments to resume in June 2024. Total contractual payments, prior to modification, for this quarter would have been $645.

The following table depicts the amortized costs basis as of March 31, 2024, of the performance of loans that have been modified to borrowers experiencing financial difficulty in the last 12 months and returned to contractual payments ($ in thousands):

	Payment Status

	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$415	$—	$—	$—
Residential 1-4 family	941	—	—	—
Consumer loans	58	166	—	—
Total	$1,413	$166	$—	$—

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. Primis had no loans classified as Doubtful as of March 31, 2024 or December 31, 2023.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of March 31, 2024 (in thousands):

										Revolving
										Loans
									Revolving	Converted
	2024	2023	2022	2021		2020	Prior	Loans		To Term	Total
Commercial real estate - owner occupied
Pass	$21,109	$47,525	$81,672		$57,690	$17,711	$212,198		$2,970	$6,450	$447,325
Special Mention	—	—	—		—	—	7,803		—	—	7,803
Substandard	—	—	—		212	—	2,686		—	—	2,898
Doubtful	—	—	—		—	—	—		—	—	—
	$21,109	$47,525	$81,672		$57,902	$17,711	$222,687		$2,970	$6,450	$458,026
Current period gross charge offs	$—	$—	$—		$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.61	3.49	3.42		3.46	3.38	3.50		3.50	3.97	3.49
Commercial real estate - nonowner occupied
Pass	$1,587	$33,778	$62,208		$118,479	$42,397	$306,198		$3,140	$5,828	$573,615
Special Mention	—	—	—		—	1,519	2,618		—	—	4,137
Substandard	—	—	—		—	—	—		—	—	—
Doubtful	—	—	—		—	—	—		—	—	—
	$1,587	$33,778	$62,208		$118,479	$43,916	$308,816		$3,140	$5,828	$577,752
Current period gross charge offs	$—	$—	$—		$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.74	3.46	3.18		3.08	3.83	3.67		3.16	2.86	3.48
Secured by farmland
Pass	$17	$359	$—		$8	$96	$2,939		$323	$144	$3,886
Special Mention	—	—	—		—	—	—		—	—	—
Substandard	—	—	—		—	—	455		—	—	455
Doubtful	—	—	—		—	—	—		—	—	—
	$17	$359	$—		$8	$96	$3,394		$323	$144	$4,341
Current period gross charge offs	$—	$—	$—		$—	$—	$—		$—	$—	$—
Weighted average risk grade	4.00	3.81	N/A		4.00	4.00	4.11		4.00	3.10	4.04
Construction and land development
Pass	$6,063	$31,386	$49,700		$44,362	$501	$12,962		$829	$—	$145,803
Special Mention	—	—	—		—	—	954		—	—	954
Substandard	—	—	—		—	—	151		—	—	151
Doubtful	—	—	—		—	—	—		—	—	—
	$6,063	$31,386	$49,700		$44,362	$501	$14,067		$829	$—	$146,908
Current period gross charge offs	$—	$—	$—		$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.04	3.51	3.31		3.03	3.37	3.51		3.36	N/A	3.28
Residential 1-4 family
Pass	$2,816	$37,339	$167,246		$146,401	$39,749	$195,824		$5,378	$2,108	$596,861
Special Mention	—	—	1,030		—	—	507		—	—	1,537
Substandard	—	—	564		—	18	2,523		—	621	3,726
Doubtful	—	—	—		—	—	—		—	—	—
	$2,816	$37,339	$168,840		$146,401	$39,767	$198,854		$5,378	$2,729	$602,124
Current period gross charge offs	$—	$—	$—		$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.24	3.09	3.10		3.04	3.07	3.19		3.76	3.69	3.12
Multi- family residential
Pass	$—	$459	$8,498		$21,273	$17,580	$74,368		$4,911	$605	$127,694
Special Mention	—	—	—		—	—	—		—	—	—
Substandard	—	—	—		—	—	620		—	285	905
Doubtful	—	—	—		—	—	—		—	—	—
	$—	$459	$8,498		$21,273	$17,580	$74,988		$4,911	$890	$128,599
Current period gross charge offs	$—	$—	$—		$—	$—	$—		$—	$—	$—
Weighted average risk grade	N/A	3.00	3.66		3.00	3.91	3.33		3.98	4.64	3.41
Home equity lines of credit
Pass	$145	$523	$469		$423	$47	$3,106		$50,892	$845	$56,450
Special Mention	—	—	—		—	—	(1)		111	—	110
Substandard	—	—	—		—	—	71		1,119	15	1,205
Doubtful	—	—	—		—	—	—		—	—	—
	$145	$523	$469		$423	$47	$3,176		$52,122	$860	$57,765
Current period gross charge offs	$—	$—	$—		$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00		3.00	3.00	3.92		3.11	3.93	3.16
Commercial loans
Pass	$50,999	$124,040	$243,507		$70,194	$5,362	$29,358		$87,859	$6,596	$617,915
Special Mention	—	—	885		—	18	100		2,422	—	3,425
Substandard	—	615	—		383	196	1,270		—	—	2,464
Doubtful	—	—	—		—	—	—		—	—	—
	$50,999	$124,655	$244,392		$70,577	$5,576	$30,728		$90,281	$6,596	$623,804
Current period gross charge offs	$—	$—	$—	$		$—	$347	$		$—	$347
Weighted average risk grade	2.96	2.86	3.11		3.75	3.39	3.53		3.41	3.68	3.19

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$1,073	$922	$—	$—	$—	$1,995
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	8	—	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$1,081	$922	$—	$—	$—	$2,003
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	2.03	2.00	N/A	N/A	N/A	2.02
Consumer loans
Pass	$210,628	$92,980	$282,592	$23,831	$847	$3,564	$4,180	$370	$618,992
Special Mention	—	5	45	—	—	57	—	—	107
Substandard	—	47	1,077	425	—	1	96	—	1,646
Doubtful	—	—	—	—	—	—	—	—	—
	$210,628	$93,032	$283,714	$24,256	$847	$3,622	$4,276	$370	$620,745
Current period gross charge offs	$101	$1,274	$3,206	$439	$—	$12	$—	$—	$5,032
Weighted average risk grade	3.91	2.31	2.56	3.51	4.00	5.83	3.17	4.00	3.05
PCD
Pass	$—	$—	$—	$—	$—	$2,808	$—	$—	$2,808
Special Mention	—	—	—	—	—	1,282	—	—	1,282
Substandard	—	—	—	—	—	1,508	—	—	1,508
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,598	$—	$—	$5,598
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	5.11	N/A	N/A	5.11
Total	$293,364	$369,056	$899,493	$484,762	$126,963	$865,930	$164,230	$23,867	$3,227,665
Current period gross charge offs	$101	$1,274	$3,206	$439	$—	$359	$—	$—	$5,379
Weighted average risk grade	3.70	2.94	2.99	3.22	3.51	3.50	3.33	3.61	3.26

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2023 (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020	2019	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$42,262	$97,259	$61,316	$17,914	$23,675		$191,674	$4,054	$6,503	$444,657
Special Mention	—	—	—	—	—		5,368	—	—	5,368
Substandard	—	—	219	—	95		5,058	—	—	5,372
Doubtful	—	—	—	—	—		—	—	—	—
	$42,262	$97,259	$61,535	$17,914	$23,770		$202,100	$4,054	$6,503	$455,397
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.52	3.35	3.44	3.38	3.37		3.54	3.46	3.97	3.48
Commercial real estate - nonowner occupied
Pass	$19,474	$65,355	$119,065	$42,781	$37,446		$282,497	$1,847	$5,856	$574,321
Special Mention	—	—	—	1,529	—		2,750	—	—	4,279
Substandard	—	—	—	—	—		—	—	—	—
Doubtful	—	—	—	—	—		—	—	—	—
	$19,474	$65,355	$119,065	$44,310	$37,446		$285,247	$1,847	$5,856	$578,600
Current period gross charge offs	$—	$—	$—	$—	$—		$1,170	$—	$—	$1,170
Weighted average risk grade	3.09	3.35	3.08	3.83	3.95		3.64	3.44	2.86	3.50
Secured by farmland
Pass	$361	$—	$10	$98	$—		$3,333	$607	$155	$4,564
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		480	—	—	480
Doubtful	—	—	—	—	—		—	—	—	—
	$361	$—	$10	$98	$—		$3,813	$607	$155	$5,044
Current period gross charge offs	$—	$—	$—	$—	$—	$		$—	$—	$—
Weighted average risk grade	3.81	N/A	4.00	4.00	N/A		4.04	4.00	3.11	3.99
Construction and land development
Pass	$32,496	$41,304	$72,337	$512	$2,478		$13,912	$727	$1	$163,767
Special Mention	—	—	—	—	—		952	—	—	952
Substandard	—	—	—	—	—		23	—	—	23
Doubtful	—	—	—	—	—		—	—	—	—
	$32,496	$41,304	$72,337	$512	$2,478		$14,887	$727	$1	$164,742
Current period gross charge offs	$—	$—	$—	$—	$—		$2	$—	$—	$2
Weighted average risk grade	3.44	3.06	3.40	3.37	3.29		3.44	3.41	4.00	3.33
Residential 1-4 family
Pass	$37,097	$163,464	$148,845	$40,697	$56,117		$148,066	$3,293	$2,499	$600,078
Special Mention	—	1,036	—	—	—		511	—	—	1,547
Substandard	—	585	—	40	160		3,328	—	488	4,601
Doubtful	—	—	—	—	—		—	—	—	—
	$37,097	$165,085	$148,845	$40,737	$56,277		$151,905	$3,293	$2,987	$606,226
Current period gross charge offs	$—	$—	$—	$—	$572		$198	$—	$—	$770
Weighted average risk grade	3.10	3.10	3.04	3.07	3.08		3.25	3.62	3.50	3.12
Multi- family residential
Pass	$544	$8,105	$21,404	$17,738	$6,925		$68,238	$3,360	$619	$126,933
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		637	—	287	924
Doubtful	—	—	—	—	—		—	—	—	—
	$544	$8,105	$21,404	$17,738	$6,925		$68,875	$3,360	$906	$127,857
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.70	3.00	3.91	3.00		3.35	3.97	4.63	3.40
Home equity lines of credit
Pass	$521	$487	$417	$48	$72		$3,012	$52,923	$856	$58,336
Special Mention	—	—	—	—	—		—	111	—	111
Substandard	—	—	—	—	—		75	1,131	17	1,223
Doubtful	—	—	—	—	—		—	—	—	—
	$521	$487	$417	$48	$72		$3,087	$54,165	$873	$59,670
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$32	$—	$32
Weighted average risk grade	3.01	3.00	3.00	3.00	3.00		3.95	3.10	3.93	3.15
Commercial loans
Pass	$155,238	$269,011	$50,804	$5,683	$2,370		$30,240	$78,984	$7,104	$599,434
Special Mention	—	—	—	21	114		—	1,180	—	1,315
Substandard	—	—	383	212	56		1,223	—	—	1,874
Doubtful	—	—	—	—	—		—	—	—	—
	$155,238	$269,011	$51,187	$5,916	$2,540		$31,463	$80,164	$7,104	$602,623
Current period gross charge offs	$—	$—	$—	$17	$—		$1,240	$1,597	$—	$2,854
Weighted average risk grade	2.97	3.10	3.35	3.41	4.02		3.50	3.26	3.70	3.14

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020		2019	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Special Mention	—	—	—		—	—	—	—	—	—
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Current period gross charge offs	$—	$—	$—	$		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	2.00		2.00	N/A	N/A	N/A	N/A	2.00
Consumer loans
Pass	$294,825	$277,640	$25,695		$916	$89	$3,661	$6,998	$368	$610,192
Special Mention	—	—	—		—	—	63	—	—	63
Substandard	8	831	479		—	9	1	—	—	1,328
Doubtful	—	—	—		—	—	—	—	—	—
	$294,833	$278,471	$26,174		$916	$98	$3,725	$6,998	$368	$611,583
Current period gross charge offs	$2,379	$7,910	$621		$3	$—	$944	$9	$	$11,866
Weighted average risk grade	3.43	2.59	3.55		4.00	4.13	5.81	2.80	N/A	3.06
PCD
Pass	$—	$—	$—		$—	$—	$2,842	$—	$—	$2,842
Special Mention	—	—	—		—	—	1,295	—	—	1,295
Substandard	—	—	—		—	—	1,512	—	—	1,512
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$—		$—	$—	$5,649	$—	$—	$5,649
Current period gross charge offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A		N/A	N/A	4.66	N/A	N/A	4.66
Total	$582,826	$925,077	$502,061		$129,125	$129,606	$770,751	$155,215	$24,753	$3,219,414
Current period gross charge offs	$2,379	$7,910	$621		$20	$572	$3,554	$1,638	$—	$16,694
Weighted average risk grade	3.28	3.00	3.20		3.50	3.40	3.52	3.22	3.59	3.26

Revolving loans that converted to term during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Commercial real estate - owner occupied	$—	$216
Residential 1-4 family	—	155
Commercial loans	71	—
Consumer loans	11	—
Total loans	$82	$371

There were no foreclosed residential real estate property held as of both March 31, 2024 and December 31, 2023. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.8 million as of both March 31, 2024 and December 31, 2023.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2024 and December 31, 2023, calculated in accordance with ASC 326 (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
March 31, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,248	$4,931	$2	$846	$4,854	$1,072	$316	$4,832	$19,798	$—	$40,899
Q-factor and other qualitative adjustments	315	733	24	350	253	469	32	1,177	—	—	3,353
Specific allocations	—	—	—	—	—	—	—	917	6,623	1,664	9,204
Total	$4,563	$5,664	$26	$1,196	$5,107	$1,541	$348	$6,926	$26,421	$1,664	$53,456

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$3,981	$5,024	$2	$745	$4,559	$1,144	$332	$4,493	$20,098	$—	$40,378
Q-factor and other qualitative adjustments	274	798	29	384	379	446	32	1,246	—	—	3,588
Specific allocations	—	—	—	—	—	—	—	581	5,990	1,672	8,243
Total	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended March 31, 2024 and 2023 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended March 31, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209
Provision (recovery)	308	(158)	(5)	67	169	(49)	(18)	953	5,249	(8)	6,508
Charge offs	—	—	—	—	—	—	—	(347)	(5,032)	—	(5,379)
Recoveries	—	—	—	—	—	—	2	—	116	—	118
Ending balance	$4,563	$5,664	$26	$1,196	$5,107	$1,541	$348	$6,926	$26,421	$1,664	$53,456

Three Months Ended March 31, 2023
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(254)	14	(4)	(205)	266	(114)	21	423	5,243	(127)	5,263
Charge offs	—	—	—	—	(175)	—	—	(1,766)	(2,483)	—	(4,424)
Recoveries	—	—	—	112	161	—	—	—	147	—	420
Ending balance	$5,304	$7,161	$21	$1,280	$4,343	$2,087	$350	$6,510	$6,802	$1,945	$35,803

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$2,547	$—	$5,404	$—
Commercial real estate - non-owner occupied	—	—	—	—
Secured by farmland	455	—	480	—
Residential 1-4 family	1,810	—	2,695	—
Multi- family residential	904	—	923	—
Home equity lines of credit	282	—	290	—
Commercial loans	2,037	917	2,930	581
Consumer loans	6,634	6,623	6,002	5,990
Total non-PCD loans	14,669	7,540	18,724	6,571
PCD loans	5,598	1,664	5,649	1,672
Total loans	$20,267	$9,204	$24,373	$8,243

The following table presents a breakdown between loans that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets	Assets	Assets	Assets
Commercial real estate - owner occupied	$3,444	$—	$5,986	$—
Commercial real estate - non-owner occupied	1,345	—	1,365	—
Secured by farmland	1,317	—	1,338	—
Construction and land development	64	—	65	—
Residential 1-4 family	2,610	—	3,512	—
Multi- family residential	906	—	925	—
Home equity lines of credit	282	—	289	—
Commercial loans	1,750	615	2,097	—
Consumer loans	—	397	—	393
Total loans	$11,718	$1,012	$15,577	$393

Collateral value	$25,987	$12	$30,907	$12

4.      DERIVATIVES

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period the accrued interest is waived, but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative. The fair value of the derivative instrument was an asset of $10.7 million and $10.8 million as of March 31, 2024 and December 31, 2023, respectively. The underlying cash flows were $12.1 million and $12.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	March 31, 2024
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$32,544	$40,932	n/a
Remaining cumulative promotional prepayments	$43,393	$79,304	$53,611
Average life (years)	n/a	n/a	0.8
Discount rate	4.99%	15.05%	15.05%

	December 31, 2023
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$25,661	$35,334	n/a
Remaining cumulative promotional prepayments	$41,085	$75,086	$49,716
Average life (years)	n/a	n/a	1.0
Discount rate	4.63%	14.64%	14.64%

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

Our IRLCs are recorded within other liabilities in the condensed consolidated balance sheets. Forward loan sale commitments and best efforts assets are recorded in other assets and forward loan sale commitments and best efforts liabilities are recorded in other liabilities, respectively, in the condensed consolidated balance sheets. Gains and losses on these financial instruments are recorded in mortgage banking income in the condensed consolidated statements of income and comprehensive income. For the three months ended March 31, 2024 and 2023 we recorded gains of $44 thousand and losses of $1.1 million, respectively, on these financial instruments.

The key unobservable inputs used in determining the fair value of IRLCs are as follows for the three months ended March 31, 2024:

Inputs
Average pullthrough rates	86.01%
Average costs to originate	1.31%

The following summarizes derivative and non-derivative financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,113	41,202
Derivative liabilities	$156	74,250
(1) Pullthrough rate adjusted
	March 31, 2024
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$404	18,699

	December 31, 2023
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$611	$23,077
Derivative liabilities	$200	$62,250
(1) Pullthrough rate adjusted
	December 31, 2023
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$91	$4,677

The notional amounts of mortgage loans held for sale not committed to investors was $40.5 million and $46.2 million as of March 31, 2024 and December 31, 2023, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$93,319	$—	$93,319	$—
Obligations of states and political subdivisions	29,869	—	29,869	—
Corporate securities	13,643	—	13,643	—
Collateralized loan obligations	5,008	—	5,008	—
Residential government-sponsored collateralized mortgage obligations	41,497	—	41,497	—
Government-sponsored agency securities	13,625	—	13,625	—
Agency commercial mortgage-backed securities	29,647	—	29,647	—
SBA pool securities	4,009	—	4,009	—
	230,617	—	230,617	—
Loans held for investment	246,771	—	246,771	—
Loans held for sale	72,217	—	72,217	—
Consumer Program derivative	10,685	—	—	10,685
Mortgage banking financial assets	404	—	—	404
Mortgage banking derivative assets	1,113	—	—	1,113
Interest rate swaps, net	3,178	—	3,178	—
Total assets	$564,985	$—	$552,783	$12,202

Liabilities:
Mortgage banking derivative liabilities	$156	$—	$—	$156
Total liabilities	$156	$—	$—	$156

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$96,808	$—	$96,808	$—
Obligations of states and political subdivisions	30,080	—	30,080	—
Corporate securities	14,048	—	14,048	—
Collateralized loan obligations	4,982	—	4,982	—
Residential government-sponsored collateralized mortgage obligations	34,471	—	34,471	—
Government-sponsored agency securities	13,711	—	13,711	—
Agency commercial mortgage-backed securities	30,110	—	30,110	—
SBA pool securities	4,210	—	4,210	—
	228,420	—	228,420	—
Loans held for investment	248,906	—	248,906	—
Loans held for sale	57,691	—	57,691	—
Consumer Program derivative	10,806	—	—	10,806
Mortgage banking financial assets	91	—	—	91
Mortgage banking derivative assets	611	—	—	611
Interest rate swaps, net	1,068	—	1,068	—
Total assets	$547,593	$—	$536,085	$11,508

Liabilities:
Mortgage banking derivative liabilities	$200	—	$—	$200
Total liabilities	$200	$—	$—	$200

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$11,718	$—	$—	$11,718
Assets held for sale	6,359	—	—	6,359

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$15,577	$—	$—	$15,577
Assets held for sale	6,735	—	—	6,735

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels of financial instruments were as follows (in thousands) for the periods indicated:

		March 31, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$88,717	$88,717	$77,553	$77,553
Securities available-for-sale	Level 2	230,617	230,617	228,420	228,420
Securities held-to-maturity	Level 2	10,992	10,052	11,650	10,839
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	14,225	14,225	14,246	14,246
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	3,174,209	3,021,081	3,167,205	3,068,663
Loans held for sale	Level 2	72,217	72,217	57,691	57,691
Consumer Program derivative	Level 3	10,685	10,685	10,806	10,806
Mortgage banking financial assets	Level 3	404	404	91	91
Mortgage banking derivative assets	Level 3	1,113	1,113	611	611
Interest rate swaps, net	Level 2	3,178	3,178	1,068	1,068
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,234,306	$1,234,306	$1,245,969	$1,245,969
Money market and savings accounts	Level 2	1,657,839	1,657,839	1,578,288	1,578,288
Time deposits	Level 3	422,778	419,785	445,898	443,765
Securities sold under agreements to repurchase	Level 1	3,038	3,038	3,044	3,044
FHLB advances	Level 1	25,000	25,000	30,000	30,000
Junior subordinated debt	Level 2	9,843	9,083	9,830	9,039
Senior subordinated notes	Level 2	85,823	84,267	85,765	84,513
Secured borrowings	Level 3	21,298	21,298	20,393	20,393
Mortgage banking derivative liabilities	Level 3	156	156	200	200

Carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative, interest rate swaps, demand deposits, savings accounts, money market accounts, FHLB advances, secured borrowings and securities sold under agreements to repurchase.

Fair value of junior subordinated debt and senior subordinated notes are based on current rates for similar financing. Carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance sheet items is not considered material. Fair value of net loans, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion.

6.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. As of March 31, 2024 and December 31, 2023, the Company had operating lease liabilities totaling $11.4 million and $11.7 million, respectively, and right-of-use assets totaling $10.2 million and $10.6 million, respectively, reflected in our condensed consolidated balance sheets related to these leases. We do not currently have any financing leases. For the three months ended March 31, 2024 and 2023, our net operating lease costs were $0.6 million. These net operating lease costs are reflected in occupancy expenses on our condensed consolidated statements of income and comprehensive income.

The following table presents other information related to our operating leases:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Other information:
Weighted-average remaining lease term - operating leases, in years	7.1	7.6
Weighted-average discount rate - operating leases	4.0%	3.7%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	March 31, 2024
Lease payments due:
2024	$1,462
2025	1,958
2026	1,925
2027	1,911
2028	1,839
Thereafter	4,054
Total lease payments	13,149
Less: imputed interest	(1,796)
Lease liabilities	$11,353

     As of March 31, 2024, the Company did not have any operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

7.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of March 31, 2024 and December 31, 2023 was $3.0 million.

As of March 31, 2024 and December 31, 2023, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $6.8 million, to customers who require collateral for overnight repurchase agreements and deposits.

As of March 31, 2024, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $603.5 million from the FHLB, of which the Company has used $125.0 million. As of December 31, 2023 the Company had $596.1 million of capacity and had $30.0 million of borrowings outstanding from the FHLB.

In June 2023, the Bank began participating in the Federal Reserve discount window borrowing program. As of March 31, 2024, the Bank had borrowing capacity of $709.9 million within the program and has not borrowed under the program.

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of March 31, 2024 and December 31, 2023, there was $10.3 million outstanding, net of approximately $0.5 million of debt issuance costs. As of March 31, 2024 and December 31, 2023, the interest rate payable on the trust preferred securities was 8.59% and 7.86%, respectively. As of March 31, 2024, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of March 31, 2024, 40% of these notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. As of March 31, 2024, all of these notes qualified as Tier 2 capital.

As of both March 31, 2024 and December 31, 2023, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.2 million.

Secured Borrowings

The Company transferred $23.4 million in principal balance of loans to another financial institution in 2023 that were accounted for as secured borrowings and transferred another $1.1 million under the same agreement during the three months ended March 31, 2024. The balance of secured borrowings was $21.3 million and $20.4 million as of March 31, 2024 and December 31, 2023, respectively, and the remaining amortized cost balance of the underlying loans was $21.4 million and $20.5 million, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of March 31, 2024 and December 31, 2023 and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”.  The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three months ended March 31, 2024. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

A summary of stock option activity for the three months ended March 31, 2024 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	54,800	$11.49	1.7	$64
Exercised	(3,500)	10.47
Options outstanding, end of period	51,300	$11.56	1.5	21

Exercisable at end of period	51,300	$11.56	1.5	$21

There was no stock-based compensation expense associated with stock options for the three months ended March 31, 2024 and 2023. As of March 31, 2024, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for the three months ended March 31, 2024 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	40,300	$13.59	2.3
Granted	—
Vested	(14,800)	15.07
Forfeited	—
Unvested restricted stock outstanding, end of period	25,500	$12.73	1.7

Stock-based compensation expense for time vested restricted stock awards totaled $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, unrecognized compensation expense associated with restricted stock awards was $0.3 million, which is expected to be recognized over a weighted average period of 2.5 years.

A summary of performance-based restricted stock units (the “Units”) for the three months ended March 31, 2024 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	244,710	$11.77	3.1
Vested	(11,916)	12.24
Forfeited	(9,334)	10.67
Unvested Units outstanding, end of period	223,460	11.79	2.8

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

The Company recognized no stock-based compensation expense during the three months ended March 31, 2024 and 2023 as a result of the probability of a portion of the Units vesting because it is not probable that these Units will vest. The potential unrecognized compensation expense associated with these Units was $4.4 million and $3.0 million at March 31, 2024 and 2023, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $9.9 million and $9.6 million as of March 31, 2024 and December 31, 2023, respectively.

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans and Allowance for Credit Losses, as if such commitments were funded. The allowance for credit losses on off-balance-sheet credit exposures is reflected in other liabilities in our condensed consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended March 31:

	2024	2023

Balance as of January 1	$1,579	$1,416
Credit loss expense (benefit)	(2)	98
Balance as of March 31	$1,577	$1,514

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

We had $88.5 million of PMC loan commitments outstanding as of March 31, 2024, all of which contractually expire within thirty years.

At March 31, 2024 and December 31, 2023, we had unfunded lines of credit and undisbursed construction loan funds totaling $434.2 million and $473.1 million, respectively, not all of which will ultimately be drawn. Almost all of our unfunded lines of credit and undisbursed construction loan funds are variable rate. The amount of certificate of deposit accounts maturing in less than one year was $378.9 million as of March 31, 2024, including $75.0 million of brokered CDs. Management anticipates that funding requirements for these commitments can be met in the normal course of business.

Primis also had commitments on the subscription agreements entered into for investments in non-marketable equity securities of $1.5 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2024
Basic EPS	$2,466	24,674	$0.10
Effect of dilutive stock options and unvested restricted stock	—	33	—
Diluted EPS	$2,466	24,707	$0.10

For the three months ended March 31, 2023
Basic EPS	$8,363	24,626	$0.34
Effect of dilutive stock options and unvested restricted stock	—	59	—
Diluted EPS	$8,363	24,685	$0.34

The Company did not have any anti-dilutive options as of March 31, 2024 and an immaterial amount as of March 31, 2023.

11.         SEGMENT INFORMATION

The Company's management reporting process measures the performance of its operating segments based on internal operating structure, which is subject to change from time to time. As of March 31, 2024, the Company operates two reportable segments for management reporting purposes as discussed below:

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

The following table provides financial information for the Company's reportable segments. The information provided under the caption “Primis Bank” includes operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company and elimination adjustments to reconcile the results of the operating segment to the consolidated financial statements prepared in conformity with U.S. GAAP.

	As of and for the three months ended March 31, 2024
	Primis Mortgage	Primis Bank	Consolidated
($ in thousands)
Interest income	$907	$49,438	$50,345
Interest expense	—	25,076	25,076
Net interest income	907	24,362	25,269
Provision for credit losses	—	6,508	6,508
Noninterest income	5,574	4,733	10,307
Noninterest expense	5,122	22,416	27,538
Income before income taxes	1,359	171	1,530
Income tax expense	327	391	718
Net income	$1,032	$(220)	$812
Total assets	$81,840	$3,808,139	$3,889,979

	As of and for the three months ended March 31, 2023
	Primis Mortgage	Primis Bank	Consolidated
($ in thousands)
Interest income	$396	$43,862	$44,258
Interest expense	—	18,936	18,936
Net interest income	396	24,926	25,322
Provision for credit losses	—	5,263	5,263
Noninterest income	4,315	13,355	17,670
Noninterest expense	4,988	21,966	26,954
Income (loss) before income taxes	(277)	11,052	10,775
Income tax expense (benefit)	(65)	2,477	2,412
Net income (loss)	$(212)	$8,575	$8,363
Total assets	$46,877	$4,172,105	$4,218,982

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three months ended March 31, 2024 compared to the three months ended March 31, 2023 for the consolidated statements of income and comprehensive income. For the condensed consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2024 compared to December 31, 2023. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial and Life Premium Finance Divisions, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company as well as our cost saving project to reduce administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;

●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current conflicts in Ukraine/Russia and the Middle East, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;

●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to remediate our existing material weaknesses in our internal controls deemed ineffective;
●	failure to maintain effective internal controls and procedures, including the ability to remediate identified material weaknesses in internal control over financial reporting expediently;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	our ability to de-consolidate Panacea Financial Holdings, Inc. (“PFH”) and recognize gains on our investment in PFH common stock as a result of de-consolidation;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of March 31, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH is a consolidated subsidiary of Primis and owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

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

Current Economic Environment

U.S. economic growth accelerated in the first quarter of 2024, with Real Gross Domestic Product growing by an annualized 1.6%. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment was 3.8% in March 2024 and nonfarm payrolls grew at a robust pace. The Federal Reserve (the “Fed”) raised interest rates 500 bps from May of 2022 through July of 2023, a pace that has not been experienced in more than 40 years, and sits at a range of 5.25% to 5.50% as of March 31, 2024. Inflation, while beginning to show signs of moderating, remains higher than the Fed’s long term target rate of 2.0% and the Fed appears committed to maintaining high rates until inflation is back at their target rate. The Fed has indicated that future rate adjustments will be data-dependent.

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

FINANCIAL HIGHLIGHTS

●	Net income available to our common shareholders for the three months ended March 31, 2024 totaled $2.5 million, or $0.10 basic and diluted earnings per share, compared to net income of $8.4 million, or $0.34 basic and diluted earnings per share for the three months ended March 31, 2023.
●	Total assets as of March 31, 2024 were $3.9 billion, an increase of 1% compared to December 31, 2023.
●	Total loans as of March 31, 2024, were $3.2 billion, generally flat compared to December 31, 2023.
●	Total deposits were $3.3 billion at March 31, 2024, an increase of 1% compared to December 31, 2023.
●	Non-time deposits increased to $2.9 billion at March 31, 2024, an increase of $67.9 million, or 2%, compared to December 31, 2023.
●	The ratio of gross loans to deposits declined to 95.8% at March 31, 2024, from 96.9% at December 31, 2023.
●	Net interest margin of 2.84% in the first quarter of 2024 was up from 2.81% in the first quarter of 2023 and down from 2.86% in the fourth quarter of 2023.
●	Allowance for credit losses to total loans was 1.66% at March 31, 2024, compared to 1.62% at December 31, 2023.
●	Noninterest expense of $27.5 million in the first quarter of 2024 was up $0.6 million compared to the first quarter of 2023 but declined $0.7 million from the fourth quarter of 2023.
●	Asset quality remained steady from year end with nonperforming assets as a percent of total assets (excluding SBA guarantees) at 0.23% at March 31, 2024 compared to 0.20% at December 31, 2023.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2024 totaled $2.5 million, or $0.10 basic and diluted earnings per share, compared to net income of $8.4 million, or $0.34 basic and diluted earnings per share for the three months ended March 31, 2023. The 71% decrease in net income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven primarily by a decrease in derivative gains of $9.4 million, an increase in credit loss provisions of $1.2 million, and personnel expenses of $0.7 million, partially offset by an increase in mortgage banking income of $1.3 million, increases in all other noninterest income categories of $2.0 million, and a decrease in income tax provision of $1.7 million.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Net interest income remained steady at $25.3 million for the three months ended March 31, 2024 and 2023. Primis’ net interest margin for the three months ended March 31, 2024 was 2.84%, compared to 2.81% for the three months ended March 31, 2023. Total income on interest-earning assets was $50.3 million and $44.3 million for the three months ended March 31, 2024 and 2023, respectively. The yield on average interest-earning assets was 5.65% and 4.92% for the three months ended March 31, 2024 and 2023, respectively. Increase in yield on average interest-earnings assets was driven by a 71 basis point increase on loans in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The cost of average interest-bearing deposits increased 96 basis points to 3.28% for the three months ended March 31, 2024, compared to 2.32% for the three months ended March 31, 2023, as average interest-bearing liabilities grew approximately $0.2 billion and the rates paid on these liabilities grew significantly due to the consistent increases in benchmark interest rates during 2023. The increase was driven by higher costs in every interest-bearing deposit category with the largest driver being an increase in average savings deposits of $206.4 million with an average increase in cost of those deposits of 80 basis points. This increase was primarily a result of the growth of the digital deposit platform during 2023 and increase in benchmark interest rates. Average loans during the three months ended March 31, 2024 were $3.2 billion, compared to $3.0 billion during the three months ended March 31, 2023. The $0.2 billion increase in average loans combined with the 71 basis point increase in yield on the loan portfolio drove the $9.3 million increase in income on loans.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	March 31, 2024			March 31, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$58,896	$907	6.19%	$25,346	$391	6.26%
Loans, net of deferred fees (1) (2)	3,206,888	46,825	5.87%	2,989,925	38,059	5.16%
Investment securities	241,179	1,715	2.86%	246,402	1,584	2.61%
Other earning assets	77,067	898	4.69%	388,327	4,224	4.41%
Total earning assets	3,584,030	50,345	5.65%	3,650,000	44,258	4.92%
Allowance for credit losses	(51,110)			(34,099)
Total non-earning assets	299,192			284,339
Total assets	$3,832,112			$3,900,240

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$773,943	$4,467	2.32%	$722,583	$2,267	1.27%
Money market accounts	814,147	6,512	3.22%	824,541	4,801	2.36%
Savings accounts	800,328	8,045	4.04%	593,896	4,750	3.24%
Time deposits	431,340	3,990	3.72%	489,066	3,226	2.68%
Total interest-bearing deposits	2,819,758	23,014	3.28%	2,630,086	15,044	2.32%
Borrowings	120,188	2,062	6.90%	285,113	3,892	5.54%
Total interest-bearing liabilities	2,939,946	25,076	3.43%	2,915,199	18,936	2.63%
Noninterest-bearing liabilities:
Demand deposits	458,306			556,495
Other liabilities	34,900			28,544
Total liabilities	3,433,152			3,500,238
Primis common stockholders' equity	378,008			400,002
Noncontrolling interest	20,952			—
Total stockholders' equity	398,960			400,002
Total liabilities and stockholders' equity	$3,832,112			$3,900,240
Net interest income		$25,269			$25,322
Interest rate spread			2.22%			2.28%
Net interest margin			2.84%			2.81%

(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three months ended March 31, 2024 and 2023, of $6.5 million and $5.3 million, respectively. The provision included amounts calculated in our normal reserve process for the Consumer Program loans which totaled $4.9 million and $4.7 million during the three months ended March 31, 2024 and 2023, respectively. Our provision for credit losses was driven by provisions related to the Consumer Program loan portfolio primarily centered around loans originated from the third quarter of 2022 through the first quarter of 2023. Excluding the provision amounts related to the Consumer Program portfolio, we recorded a provision for credit losses of $1.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

We had net charge-offs totaling $5.3 million and $4.0 million during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, $4.3 million and $1.9 million, respectively, of net charge-offs were related to the Consumer Program loans. These charge-offs were primarily related to loans originated from the third quarter of 2022 to the first quarter of 2023. Excluding the Consumer Program loan charge-offs we had net charge-offs of $1.0 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively.

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2024	2023	Change
Account maintenance and deposit service fees	$1,393	$1,224	$169
Income from bank-owned life insurance	564	420	144
Mortgage banking income	5,574	4,315	1,259
Gain on sale of loans	336	51	285
Gain (loss) on other investments	206	(39)	245
Consumer Program derivative	2,041	11,443	(9,402)
Other noninterest income	193	256	(63)
Total noninterest income	$10,307	$17,670	$(7,363)

Noninterest income decreased 42% to $10.3 million for the three months ended March 31, 2024, compared to $17.7 million for the three months ended March 31, 2023. The decrease in noninterest income was primarily related to a decline in the Consumer Program derivative income of $9.4 million during the three months ended March 31, 2024. This decline was driven by $10.5 million of fair value gains on the derivative in the prior year compared to a $0.1 million loss in the current year, partially offset by $1.0 million of additional income under the Consumer Program agreement in the current year compared to the prior year. The fair value gain in the prior year was driven primarily by higher expected cash flows related to a significant increase in promotional interest loans in the Consumer Program portfolio and higher credit losses in the same portfolio resulting in less expected payments owed by us to the counterparty, which did not re-occur in the current year.  The decrease in noninterest income driven by the Consumer Program derivative was partially offset by $1.3 million of higher mortgage banking income due to growth in the mortgage banking business.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2024	2023	Change
Salaries and benefits	$15,735	$15,028	$707
Occupancy expenses	1,490	1,445	45
Furniture and equipment expenses	1,616	1,577	39
Amortization of core deposit intangible	317	317	—
Virginia franchise tax expense	631	849	(218)
FDIC insurance assessment	610	364	246
Data processing expense	2,231	2,251	(20)
Marketing expense	459	569	(110)
Telephone and communication expense	346	377	(31)
Professional fees	1,365	862	503
Miscellaneous lending expenses	451	885	(434)
Other operating expenses	2,287	2,430	(143)
Total noninterest expenses	$27,538	$26,954	$584

Noninterest expenses were $27.5 million during the three months ended March 31, 2024, compared to $27.0 million during the three months ended March 31, 2023. The 2% increase in noninterest expenses was primarily related to a $0.7 million increase in employee compensation and benefits expense and $0.5 million increase in professional fees. The increase in salaries and benefits expense related to increased head count at the Bank that was driven by the Panacea Financial division and Primis Mortgage during the to the first quarter of 2024 compared to the first quarter of 2023. The increase in professional fees expense was driven by higher attorney costs and expenses related to our annual financial audit. The noninterest expense increase was partially offset by decreases in miscellaneous lending expenses and lower franchise tax expense. The miscellaneous lending expense decline was driven by lower collection expenses due to improving credit quality in the loan portfolio and also due to less servicing expenses on the Consumer Program portfolio. The franchise tax declined as a result of a lower assessment base in the current year compared to the prior year.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023	Change

Total cash and cash equivalents	$88,717	$77,553	$11,164
Securities available-for-sale	230,617	228,420	2,197
Securities held-to-maturity	10,992	11,650	(658)
Loans held for sale	72,217	57,691	14,526
Net loans	3,174,209	3,167,205	7,004
Other assets	313,227	314,027	(800)
Total assets	$3,889,979	$3,856,546	$33,433

Total deposits	$3,314,923	$3,270,155	$44,768
Borrowings	145,002	149,032	(4,030)
Other liabilities	35,455	39,766	(4,311)
Total liabilities	3,495,380	3,458,953	36,427
Total equity	394,599	397,593	(2,994)
Total liabilities and equity	$3,889,979	$3,856,546	$33,433

Loans

Total loans were $3.2 billion as of March 31, 2024 and December 31, 2023.  As of March 31, 2024 and December 31, 2023, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations. Our loan portfolio grew 0.1% in the first quarter of 2024 which included declines in real estate secured loans and increases in commercial and consumer loans. The consumer loan growth was primarily driven by the increase in life insurance premium finance loans followed by originations in the Consumer Program portfolio during the first quarter of 2024. The increase in commercial loans was driven primarily by commercial loan growth in our Panacea Financial division, which are diversified geographically and are spread across the nation.

The composition of our loans held for investment portfolio consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$458,026	14.2%	$455,397	14.1%
Commercial real estate - non-owner occupied	577,752	17.9%	578,600	18.0%
Secured by farmland	4,341	0.1%	5,044	0.2%
Construction and land development	146,908	4.6%	164,742	5.1%
Residential 1-4 family	602,124	18.7%	606,226	18.8%
Multi- family residential	128,599	4.0%	127,857	4.0%
Home equity lines of credit	57,765	1.8%	59,670	1.9%
Total real estate loans	1,975,515	61.2%	1,997,536	62.0%

Commercial loans	623,804	19.3%	602,623	18.7%
Paycheck protection program loans	2,003	0.1%	2,023	0.1%
Consumer loans	620,745	19.2%	611,583	19.0%
Total Non-PCD loans	3,222,067	99.8%	3,213,765	99.8%
PCD loans	5,598	0.2%	5,649	0.2%
Total loans	$3,227,665	100.0%	$3,219,414	100.0%

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of March 31, 2024 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$28,367	$98,008	$21,025	$125,452	$124,009	$2,248	$58,917	$458,026
Commercial real estate - non-owner occupied	43,616	209,772	28,511	53,674	65,594	11,051	165,534	577,752
Secured by farmland	1,224	762	154	114	812	—	1,275	4,341
Construction and land development	91,883	19,780	20,302	2,604	6,289	669	5,381	146,908
Residential 1-4 family	20,207	41,321	8,599	26,364	53,003	70,286	382,344	602,124
Multi- family residential	9,167	68,731	6,240	—	18,127	—	26,334	128,599
Home equity lines of credit	5,111	3,263	8,184	64	1,728	11	39,404	57,765
Total real estate loans	199,575	441,637	93,015	208,272	269,562	84,265	679,189	1,975,515
Commercial loans	89,009	131,231	113,597	237,189	49,018	1,102	2,658	623,804
Paycheck protection program loans	25	1,790	—	188	—	—	—	2,003
Consumer loans	3,491	288,857	143,276	82,444	100,602	2,069	6	620,745
Total Non-PCD loans	292,100	863,515	349,888	528,093	419,182	87,436	681,853	3,222,067
PCD loans	2,730	1,222	42	—	1,214	390	—	5,598
Total loans	$294,830	$864,737	$349,930	$528,093	$420,396	$87,826	$681,853	$3,227,665

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of March 31, 2024, which is only originated at fixed rates (in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Consumer Program Loans	$10	$141,367	$49,678	$14,030	$205,085

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All of these promotional loans amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period (in thousands):

	Amount ending	Amount ending
	No Interest	No Interest	Total Interest
	Promo Period in	Promo Period in	Promo
	next 12 months	next 13-24 months	as of 3/31/24
Consumer Program Loans	$68,371	$22,461	$90,832

During the three months ended March 31, 2024, $5.6 million of loans paid off during the no interest promo period and $4.8 million of loans ended their no interest promo period and began to amortize.

Asset Quality; Past Due Loans and Nonperforming Assets

The following table presents a comparison of nonperforming assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Nonaccrual loans	$10,139	$9,095
Loans past due 90 days and accruing interest	1,714	1,714
Total nonperforming assets	11,853	10,809

SBA guaranteed amounts included in nonperforming loans	$3,095	$3,115

Allowance for credit losses to total loans	1.66%	1.62%
Allowance for credit losses to nonaccrual loans	527.22%	574.06%
Allowance for credit losses to nonperforming loans	451.00%	483.04%
Nonaccrual to total loans	0.32%	0.28%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.23%	0.20%

Asset quality remained relatively stable during the first quarter of 2024 as noted in the table above. We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

We originate a portion of our consumer loans (the Consumer Program) using a third party that sources and subsequently manages the portfolio of loans. As of March 31, 2024, the principal balance outstanding was $205.1 million. These loans are accounted for similar to our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on this portfolio of loans was $23.0 million as of March 31, 2024 and represented 43% of our total allowance for credit losses. Net charge-offs on this portfolio were $4.3 million and $1.9 million during the three months ended March 31, 2024 and 2023, respectively, and represented approximately 82% and 47%, respectively, of net charge-offs recorded during the periods.

The Company tightened its origination criteria in regard to this portfolio in April of 2023 and from that point forward we generally originated loans to consumer borrowers being managed by the third party with FICO scores over 720, whereas prior periods loan production included approximately 40% of loans to borrowers with weaker credit scores. This older vintage lower credit score portion of the portfolio has driven the uptick in related charge-offs during 2023 which continued into the first quarter of 2024 and necessitated the update of the Company’s expected loss rates on this portfolio for purposes of determining the allowance for credit losses as discussed in the Provision for Credit Losses section of this MD&A. The newer production represented approximately 29% of the portfolio at March 31, 2024 and is expected to improve the quality mix of the portfolio and result in lower realized net charge-offs in future periods.

Investment Securities

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	March 31,	December 31,
	2024	2023
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$93,319	$96,808
Obligations of states and political subdivisions	29,869	30,080
Corporate securities	13,643	14,048
Collateralized loan obligations	5,008	4,982
Residential government-sponsored collateralized mortgage obligations	41,497	34,471
Government-sponsored agency securities	13,625	13,711
Agency commercial mortgage-backed securities	29,647	30,110
SBA pool securities	4,009	4,210
Total	$230,617	$228,420

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$8,714	$9,040
Obligations of states and political subdivisions	2,067	2,391
Residential government-sponsored collateralized mortgage obligations	211	219
Total	$10,992	$11,650

Debt investment securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Investment securities classified as available-for-sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Our portfolio of available-for-sale securities currently contains a material amount of unrealized mark-to-market adjustments due to increases in market interest rates since the original purchase of many of these securities. We intend to hold these securities until maturity or recovery of the value and do not anticipate realizing any losses on the investments.

Investment securities, available-for-sale and held-to-maturity, totaled $241.6 million as of March 31, 2024, an increase of 0.6% from $240.1 million as of December 31, 2023, primarily due to purchases of available-for-sale securities, partially offset by paydowns, maturities, and calls of the investments over the past three months.  We recognized an immaterial amount of credit impairment charges related to credit losses on our held-to-maturity investment securities during the three months ended March 31, 2023. No credit impairment charges were taken during the three months ended March 31, 2024.

For additional information regarding investment securities refer to “Note 2-Investment Securities” in this Form 10-Q.

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

Total deposits were $3.3 billion as of March 31, 2024, a 1% increase from December 31, 2023. The increase in deposits from year end was primarily driven by growth in money market and savings accounts due to our competitive rates on these products. Savings accounts increased 5% from $783.8 million as of December 31, 2023 to $823.3 million as of March 31, 2024. Money market accounts also increased 5% from $794.5 million as of December 31, 2023 to $834.5 million as of March 31, 2024. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $1.1 billion, or 34% of total deposits, at March 31, 2024.

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of March 31, 2024 and December 31, 2023, total FHLB borrowings were $25.0 million and $30.0 million, respectively. The decrease in FHLB borrowings was a result of the deposit growth during the first quarter of 2024 that primarily funded our loan growth and supported other funding needs. As of March 31, 2024, we had $478.5 million of unused and available FHLB lines of credit.

Other borrowings can consist of federal funds purchased, secured borrowings due to failed loan sales, and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at both March 31, 2024 and December 31, 2023 was $3.0 million.

We had secured borrowings of $21.3 million and $20.4 million as of March 31, 2024 and December 31, 2023, respectively, related to loan transfers to another financial institution during 2023 that did not meet the criteria to be treated as a sale under relevant accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. During the three months ended March 31, 2024, additional advances were made to borrowers under the loans previously transferred in 2023 and were accordingly treated as additional secured borrowings as of March 31, 2024. For additional information on secured borrowings refer to “Note 1 –Accounting Policies” in this Form 10-Q.

Junior Subordinated Debt and Senior Subordinated Notes

For information about junior subordinated debt and senior subordinated notes and their anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings” in this Form 10-Q.

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits are not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to borrowing from the Federal Home Loan Bank of Atlanta and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings” and “Note 9 – Commitments and Contingencies” in this Form 10-Q.

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of March 31, 2024, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2024, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of March 31, 2024, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	March 31,	December 31,
	Purposes	Well Capitalized (1)	2024	2023
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.38%	8.37%
Common equity tier 1 capital ratio	4.50%	n/a	8.98%	8.96%
Tier 1 risk-based capital ratio	6.00%	n/a	9.27%	9.25%
Total risk-based capital ratio	8.00%	n/a	12.62%	13.44%

Primis Bank
Leverage ratio	4.00%	5.00%	9.91%	9.80%
Common equity tier 1 capital ratio	7.00%	6.50%	11.09%	10.88%
Tier 1 risk-based capital ratio	8.50%	8.00%	11.09%	10.88%
Total risk-based capital ratio	10.50%	10.00%	12.35%	12.12%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.35% as of March 31, 2024, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2023. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2023. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during the first three months of 2024.

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

Based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of March 31, 2024 and December 31, 2023, all changes are within our Asset/Liability Risk Management Policy guidelines.

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing as of March 31, 2024 and December 31, 2023 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines as of March 31, 2024 and December 31, 2023.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE and NII sensitivity requires the making of certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the modeling of EVE and NII provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net worth and NII. Sensitivity of EVE and NII are modeled using different assumptions and approaches.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. (a) Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This conclusion was reached as a result of the continued remediation of previously identified material weaknesses in its internal controls over financial reporting as further described in Item 9A in the 2023 Annual Report on Form 10-K.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the three months ended March 31, 2024, the Company continued to remediate the material weaknesses in its internal control over financial reporting as previously identified and disclosed in Item 9A. in the 2023 Annual Report on Form 10-K. While management believes it has put effective controls in place to remediate the previously identified material weaknesses, the controls have not been operating for a sufficient amount of time to conclude that the material weakness has been fully remediated. The Company will continue to operate and test the new controls until it believes they have been operating effectively for a sufficient amount of time. The Company anticipates the material weaknesses to be fully remediated as soon as possible.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of March 31, 2024.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2023 Form 10-K, which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2023 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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