Form 10-Q/A
period 2023-06-30
Primis Financial Corp.
filed 2024-11-01
CIK 1325670

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

Yes ☐ No ☒

As of October 25, 2024, there were 24,722,734 shares of common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

Primis Financial Corp (“we”, “us”, “our”, the “Company” or “Primis”), is filing this Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A ”) to amend and restate certain items in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2023 (the “Original 10-Q”, and, as amended by this Amendment, the “Quarterly Report”) to reflect the restatement of the Company’s financial statements as of and for the quarter ended June 30, 2023 and 2022 contained in the Original 10-Q (the “Restatement”).

This Form 10-Q/A is also being updated to reflect the recognition of fraud losses in the appropriate periods, including opening equity in the earliest period presented, for the employee loan fraud discovered by the Company in June of 2023 as initially described in the Company’s Form 8-K filed with the SEC on July 27, 2023.

Background of the Restatement

As previously reported in the Company’s Form 8-K filed on March 1, 2024, as part of the Company’s year-end reporting process in the first quarter of 2024, the Company determined that the transfer of certain loans from Primis Bank to other financial institutions in the first and second quarter of 2023 did not qualify for sales treatment under Generally Accepted Accounting Principles (“ U.S. GAAP”) and should have been accounted for as secured borrowings.

Also, as previously reported in the Company’s Form 8-K filed on August 12, 2024, the Company completed its initial consultation process with the Office of the Chief Accountant of the SEC related to the accounting for its Consumer Program loan portfolio. The Company received a non-objection from the SEC to the Company’s accounting conclusions required to correct the prior accounting for the Consumer Program. As a result, in consultation with the Company’s Audit Committee to its Board of Directors and its independent registered public accounting firm, Forvis Mazars, LLP, management determined that the corrections to the Consumer Program accounting was material to the financial statements as of and for the three and six months ended June 30, 2023, which are also being restated in this Form 10-Q/A. The correction to the Consumer Program accounting in the financial statements as of and for the three and six months ended June 30, 2022 was not deemed to be material, but for comparison purposes to the current period in this Form 10-Q/A the Company has revised the prior period amounts as applicable.

For a more detailed description of the financial impact of the Restatement, see the “Restatement of Previously Issued Condensed Consolidated Financial Statements” section of Note 1- Accounting Policies, to the unaudited condensed consolidated financial statements contained in this Amendment and “Restatement of Previously Issued Financial Statements” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Amendment.

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

PRIMIS FINANCIAL CORP.

FORM 10-Q/A

June 30, 2023

TABLE OF CONTENTS	PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Revised and Restated)

Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (Revised and Restated)	2
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 (Revised and Restated)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 (Revised and Restated)	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Revised and Restated)	6
Notes to Unaudited Condensed Consolidated Financial Statements (Revised and Restated)	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (Revised and Restated)	42

Item 3 – Quantitative and Qualitative Disclosures about Market Risk (Revised and restated)	60

Item 4 – Controls and Procedures (Restated)	61

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	63

Item 1A – Risk Factors (Restated)	63

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3 – Defaults Upon Senior Securities	64

Item 4 – Mine Safety Disclosures	64

Item 5 – Other Information	64

Item 6 - Exhibits (Restated)	64

Signatures	66

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Cash and cash equivalents:	(Revised and Restated)
Cash and due from financial institutions	$6,720	$6,868
Interest-bearing deposits in other financial institutions	94,148	70,991
Total cash and cash equivalents	100,868	77,859

Securities available-for-sale, at fair value (amortized cost of $256,101 and $269,036, respectively)	223,087	236,315

Securities held-to-maturity, at amortized cost (fair value of $11,369 and $12,449, respectively)	12,378	13,520

Loans held for sale, at fair value	57,704	27,626

Loans held for investment, collateralizing secured borrowings	20,714	—
Loans held for investment	3,172,254	2,946,637
Less: allowance for credit losses	(38,541)	(34,544)
Net loans	3,154,427	2,912,093

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	12,083	25,815
Bank premises and equipment, net	25,298	25,257
Assets held for sale	3,115	3,115
Operating lease right-of-use assets	10,707	5,335
Goodwill	104,609	104,609
Intangible assets, net	2,606	3,254
Bank-owned life insurance	67,985	67,201
Deferred tax assets, net	22,639	19,874
Consumer Program derivative	10,627	—
Other assets	58,079	44,791
Total assets	$3,866,212	$3,566,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$480,832	$582,572
Interest-bearing deposits:
NOW accounts	817,725	617,687
Money market accounts	850,359	811,365
Savings accounts	696,750	245,786
Time deposits	471,330	465,057
Total interest-bearing deposits	2,836,164	2,139,895
Total deposits	3,316,996	2,722,467

Securities sold under agreements to repurchase - short term	3,921	6,445
FHLB advances	—	325,000
Secured borrowings	20,595	—
Junior subordinated debt - long term	9,806	9,781
Senior subordinated notes - long term	85,647	85,531
Operating lease liabilities	11,546	5,767
Consumer Program derivative	—	473
Other liabilities	27,279	22,232
Total liabilities	3,475,790	3,177,696

Commitments and contingencies (See Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,690,064 and 24,680,097 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	246	246
Additional paid in capital	312,976	312,722
Retained earnings	103,281	101,850
Accumulated other comprehensive loss	(26,081)	(25,850)
Total stockholders' equity	390,422	388,968
Total liabilities and stockholders' equity	$3,866,212	$3,566,664

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:	(Revised and Restated)	(Revised)	(Revised and Restated)	(Revised)
Interest and fees on loans	$41,491	$26,277	$79,941	$50,978
Interest and dividends on taxable securities	1,449	1,340	2,932	2,665
Interest and dividends on tax exempt securities	102	105	203	210
Interest and dividends on other earning assets	7,158	448	11,382	854
Total interest and dividend income	50,200	28,170	94,458	54,707
Interest expense:
Interest on deposits	24,783	2,311	39,827	4,684
Interest on other borrowings	2,083	1,353	5,975	2,724
Total interest expense	26,866	3,664	45,802	7,408
Net interest income	23,334	24,506	48,656	47,299
Provision for credit losses	4,352	422	9,615	521
Net interest income after provision for credit losses	18,982	24,084	39,041	46,778

Noninterest income:
Account maintenance and deposit service fees	1,457	1,442	2,681	2,793
Income from bank-owned life insurance	394	378	814	753
Mortgage banking income	5,198	593	9,513	593
Gain on sale of loans	—	—	51	—
Consumer Program derivative	1,758	(238)	13,201	(184)
Other noninterest income	130	217	347	581
Total noninterest income	8,937	2,392	26,607	4,536

Noninterest expenses:
Salaries and benefits	15,283	10,573	30,311	20,198
Occupancy expenses	1,593	1,418	3,038	2,875
Furniture and equipment expenses	1,852	1,128	3,429	2,228
Amortization of intangible assets	318	341	635	682
Virginia franchise tax expense	848	814	1,697	1,627
Data processing expense	2,828	1,293	5,079	2,783
Marketing expense	521	731	1,090	1,196
Telephone and communication expense	416	366	793	748
Net gain on other real estate owned	—	—	—	(59)
Loss on bank premises and equipment and assets held for sale	—	620	—	620
Professional fees	1,075	827	1,937	1,921
Miscellaneous lending expenses	568	104	1,453	494
Fraud losses	1,997	57	2,452	110
Other operating expenses	3,140	2,251	5,479	4,152
Total noninterest expenses	30,439	20,523	57,393	39,575
Income (loss) before income taxes	(2,520)	5,953	8,255	11,739
Income tax expense (benefit)	(526)	1,335	1,887	2,602
Net income (loss)	$(1,994)	$4,618	$6,368	$9,137
Other comprehensive loss:
Unrealized loss on available-for-sale securities	$(3,299)	$(10,723)	(293)	(24,099)
Tax benefit	(693)	(2,252)	(62)	(5,061)
Other comprehensive loss	(2,606)	(8,471)	(231)	(19,038)
Comprehensive income (loss)	$(4,600)	$(3,853)	$6,137	$(9,901)
Earnings (loss) per share, basic	$(0.08)	$0.19	$0.26	$0.37
Earnings (loss) per share, diluted	$(0.08)	$0.19	$0.26	$0.37

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Revised and Restated)
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance March 31, 2023	24,685,064	$246	$312,903	$107,744	$(23,475)	$397,418
Net loss	—	—	—	(1,994)	—	(1,994)
Changes in other comprehensive loss on investment securities (net of tax benefit, $693)	—	—	—	—	(2,606)	(2,606)
Dividends on common stock ($0.10 per share)	—	—	—	(2,469)	—	(2,469)
Restricted stock granted	5,000	—	—	—	—	—
Stock-based compensation expense	—	—	73	—	—	73
Balance - June 30, 2023	24,690,064	$246	$312,976	$103,281	$(26,081)	$390,422

	For the Three Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance March 31, 2022	24,622,739	$245	$311,872	$99,617	$(9,455)	$402,279
Net income	—	—	—	4,618	—	4,618
Changes in other comprehensive loss on investment securities (net of tax benefit, $2,252)	—	—	—	—	(8,471)	(8,471)
Dividends on common stock ($0.10 per share)	—	—	—	(2,465)	—	(2,465)
Stock option exercises	27,500	1	278	—	—	279
Repurchase of restricted stock	—	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	92	—	—	92
Balance - June 30, 2022	24,650,239	$246	$312,240	$101,770	$(17,926)	$396,330

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Revised and Restated)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

		For the Six Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance - December 31, 2022	24,680,097	$246	$312,722	$101,850	$(25,850)	$388,968
Net income	—	—	—	6,368	—	6,368
Changes in other comprehensive loss on investment securities (net of tax benefit, $62)	—	—	—	—	(231)	(231)
Dividends on common stock ($0.20 per share)	—	—	—	(4,937)	—	(4,937)
Shares retired to unallocated	(1,033)	—	—	—	—	—
Stock option exercises	8,000	—	85	—	—	85
Restricted stock granted	5,000	—	—	—	—	—
Restricted stock forfeited	(2,000)	—	—	—	—	—
Repurchase of restricted stock	—	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	181	—	—	181
Balance - June 30, 2023	24,690,064	$246	$312,976	$103,281	$(26,081)	$390,422

		For the Six Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	24,574,619	$245	$311,127	$97,555	$1,112	$410,039
Net income	—	—	—	9,137	—	9,137
Changes in other comprehensive loss on investment securities (net of tax benefit, $5,061)	—	—	—	—	(19,038)	(19,038)
Dividends on common stock ($0.20 per share)	—	—	—	(4,922)	—	(4,922)
Shares retired to unallocated	(538)	—	—	—	—	—
Stock option exercises	27,500	1	278	—	—	279
Restricted stock granted	1,500	—	—	—	—	—
Repurchase of restricted stock	—	—	(8)	—	—	(8)
Stock-based compensation expense	—	—	843	—	—	843
Shares issued in lieu of bonus	47,158	—	—	—	—	—
Balance - June 30, 2022	24,650,239	$246	$312,240	$101,770	$(17,926)	$396,330

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities:	(Revised and Restated)	(Revised)
Net income	$6,368	$9,137
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	4,547	3,515
Net amortization (accretion) of premiums and discounts	(635)	312
Provision for credit losses	9,615	521
Origination of loans held for sale	(301,161)	(26,998)
Proceeds from sale of loans held for sale	270,852	31,273
Net gains on mortgage banking	(9,513)	(593)
Net gains on sale of loans	(51)	—
Loss on bank premises and equipment and assets held for sale	—	620
Earnings on bank-owned life insurance	(784)	(753)
Gain on bank-owned life insurance death benefit	(30)	—
Stock-based compensation expense	181	843
Gain on other real estate owned	—	(59)
Benefit for deferred income taxes	(2,704)	—
Net change in fair value of Consumer Program derivative	(11,100)	273
Net increase in other assets	(5,539)	(2,510)
Net increase (decrease) in other liabilities	4,266	(3,147)
Net cash and cash equivalents (used in) provided by operating activities	(35,688)	12,434
Investing activities:
Purchases of securities available-for-sale	(5,000)	(27,573)
Proceeds from paydowns, maturities and calls of securities available-for-sale	17,373	16,896
Proceeds from paydowns, maturities and calls of securities held-to-maturity	1,124	7,907
Net decrease of FRB and FHLB stock	13,732	2,581
Net increase in loans	(250,736)	(287,662)
Proceeds from bank-owned life insurance death benefit	873	138
Proceeds from sales of other real estate owned, net of improvements	—	181
Purchases of bank premises and equipment	(1,405)	(536)
Business acquisition, net of cash acquired	—	(4,554)
Net cash and cash equivalents used in investing activities	(224,039)	(292,622)
Financing activities:
Net (decrease) increase in deposits	594,529	(80,411)
Cash dividends paid on common stock	(4,937)	(4,922)
Proceeds from exercised stock options	85	279
Repurchase of restricted stock	(12)	(8)
Proceeds from secured borrowings, net of repayments	20,595	—
Repayment of short-term FHLB advances, net of proceeds	—	(75,000)
Repayment of short-term borrowings	(325,000)	(19,254)
Increase (decrease) in securities sold under agreements to repurchase	(2,524)	58
Net cash and cash equivalents provided by (used in) financing activities	282,736	(179,258)
Net change in cash and cash equivalents	23,009	(459,446)
Cash and cash equivalents at beginning of period	77,859	530,167
Cash and cash equivalents at end of period	$100,868	$70,721
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$41,605	$7,698
Income taxes	$3,908	$1,556
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$5,372	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1.ACCOUNTING POLICIES (Revised and Restated)

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses.

As of June 30, 2023, Primis Bank had thirty-two full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Thirty full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is also a consolidated subsidiary of Primis Bank.

The accounting policies and practices of Primis and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. Major policies and practices are described below and have not changed significantly from the policies and practices disclosed in the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2022, except where specifically indicated below.

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

Transfers of Financial Assets

The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Transfers of an entire financial asset (i.e. loan sales), a group of entire financial assets, or a participating interest in an entire financial asset (i.e. loan participations sold) are accounted for as sales when control over the assets have been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Participations or other partial loan sales that do not meet the definition of a participating interest would remain on the balance sheet and the proceeds are recorded as a secured borrowing. Secured borrowings are initially recorded at fair value which corresponds to the proceeds received for the transfer of the assets, and any failed sale discount is amortized into income over the life of the related asset. The Company retains servicing rights on loans transferred under secured borrowings, but in accordance with U.S. GAAP does not record a servicing asset. The Company transferred $5.7 million and $20.8 million in principal balance of loans to another financial institution during the three and six months ended June 30, 2023, respectively, that were accounted for as secured borrowings. As of June 30, 2023 the amortized cost of those loans recorded in loans held for investment in our balance sheet was $20.7 million. None of the loans were past due or on nonaccrual as of June 30, 2023 and we had no charge-offs of these loans during the three or six months ended June 30, 2023. See Note 7 – Debt and Other Borrowings – for additional information on transfers accounted for as secured borrowings.

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

The table below discloses the net change (increase or (decrease)) included in each condensed consolidated statements of income and comprehensive income (loss) line items in this Form 10-Q/A, as a result of the revisions discussed above. The revisions to the six months ended June 30, 2022 resulted in a decline in common and basic EPS from continuing operations of $0.01. There was no change to previously reported basic and diluted EPS from continuing operations in any other period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Income Statement:
Decrease in interest income	$(26)	$(29)	$(71)	(54)
Increase in noninterest expenses	-	47	9	92
Decrease in income tax expense	(5)	(16)	(16)	(30)
Net decrease in net income from continuing operations	$(21)	$(60)	$(64)	$(116)

Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements

On February 26, 2024, the Audit Committee of the Board of Directors of the Company and the Company’s management team concluded, following discussions with the Company’s independent registered public accounting firm, Forvis Mazars, LLP (“Forvis”), that the Company’s previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 should no longer be relied upon.

The accounting matters underlying the Company’s conclusion related to transfers of loans by the Company’s subsidiary, Primis Bank, of approximately $20.8 million (the “Transferred Loans”) to another financial institution during the three and six months ended June 30, 2023. As part of the Company’s 2023 year-end reporting process in the first quarter of 2024, the Company determined that the transfer of the Transferred Loans from Primis Bank to the other financial institution did not qualify for sales treatment under U.S. GAAP and should have been accounted for as secured borrowings. The Company’s management team then undertook extensive discussions with Forvis regarding the effect of the mischaracterization of the transfers on the Company’s reported financial results, and ultimately determined that the Impacted Financial Statements should be restated.

Additionally, during the 2023 annual independent audit of the Company by Forvis, the Company pursued a pre-clearance process with the Office of the Chief Accountant of the SEC related accounting for the Consumer Program loan portfolio as more fully described in its Annual Report on Form 10-K for the year ended December 31, 2023.  The Company received a non-objection from the SEC to the Company’s accounting conclusions required to correct the prior accounting for the Consumer Program. As a result, in consultation with the Company’s Audit Committee to its Board of Directors and its independent registered public accounting firm, Forvis, management determined that the corrections to the Consumer Program accounting was material to the financial statements as of and for the three and six months ended June 30, 2023, which are also being restated in this Form 10-Q/A. The correction to the Consumer Program accounting in the financial statements as of and for the three and six months ended June 30, 2022 was not deemed to be material, but for comparison purposes to the current period in this Form 10-Q/A the Company has revised the prior period amounts as applicable.

The primary effects of the restatements for the failed loan sale and Consumer Program as of June 30, 2023, and for the three and six month periods then ended are shown below.

As of and for the three and six months ended June 30, 2023
(In thousands, expect per share data)		As Revised[1],
	As Reported	As Restated
Condensed Consolidated Balance Sheet
Loans held for investment	$3,173,638	$3,172,254
Loans held for investment, collateralizing secured borrowings	—	20,714
Allowance for credit losses	(38,414)	(38,541)
Net Loans	3,135,224	3,154,427
Deferred tax assets, net	20,391	22,639
Consumer Program derivative	-	10,627
Other assets	72,438	58,079
Total assets	3,848,493	3,866,212
Secured borrowings	—	20,595
Other liabilities	27,361	27,279
Total liabilities	3,455,277	3,475,790
Retained earnings	106,075	103,281
Stockholders’ equity	393,216	390,422
Total liabilities and stockholders' equity	$3,848,493	$3,866,212

Condensed Consolidated Statement of Income and Comprehensive Income (Loss)
Three months ended June 30, 2023
Interest and fees on loans	$43,970	$41,491
Total interest and dividend income	52,679	50,200
Interest on other borrowings	1,739	2,083
Total interest expense	26,522	26,866
Net interest income	26,157	23,334
Provision for credit losses	4,301	4,352
Net interest income after provision for credit losses	21,856	18,982
Gain on sale of loans	182	—
Consumer Program derivative	-	1,758
Credit enhancement income	1,152	-
Total noninterest income	8,486	8,937
Miscellaneous lending expenses	-	568
Other operating expenses	5,303	3,140
Total noninterest expenses	30,552	30,439
Income (loss) before income taxes	(210)	(2,520)
Income tax expense (benefit)	(22)	(526)
Net income (loss)	$(188)	$(1,994)
Comprehensive income (loss)	$(2,794)	$(4,600)
EPS – Basic	$(0.01)	$(0.08)
EPS – Diluted	$(0.01)	$(0.08)

Six months ended June 30, 2023
Interest and fees on loans	$85,276	$79,941
Total interest and dividend income	99,793	94,458
Interest on other borrowings	5,444	5,975
Total interest expense	45,271	45,802
Net interest income	54,522	48,656
Provision for credit losses	9,488	9,615
Net interest income after provision for credit losses	45,034	39,041
Gain on sale of loans	660	51
Consumer Program derivative	-	13,201
Credit enhancement income	6,038	-
Total noninterest income	20,018	26,607
Miscellaneous lending expenses	-	1,453
Other operating expenses	8,559	5,479
Total noninterest expenses	57,956	57,393
Income (loss) before income taxes	7,096	8,255

Income tax benefit	1,331	1,887
Net income (loss)	$5,765	$6,368
Comprehensive income (loss)	$5,534	$6,137
EPS – Basic	$0.23	$0.26
EPS – Diluted	$0.23	$0.26

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended
Total shareholders' equity, March 31, 2023	$398,406	$397,418
Retained Earnings, March 31, 2023	108,732	107,744
Net loss, three months ended June 30, 2023	(188)	(1,994)
Retained Earnings, June 30, 2023	106,075	103,281
Total shareholders' equity, June 30, 2023	$393,216	$390,422

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended
Total shareholders' equity, December 31, 2022	$392,365	$388,968
Retained Earnings, December 31, 2022	105,247	101,850
Net income, six months ended June 30, 2023	5,765	6,368
Retained Earnings, June 30, 2023	106,075	103,281
Total shareholders' equity, June 30, 2023	$393,216	$390,422

Condensed Consolidated Statement of Cash Flows
Operating activities
Net income	$5,765	$6,368
Credit enhancement income	(6,038)	-
Provision for credit losses	9,488	9,615
Net gains on sales of loans	(660)	(51)
Benefit for deferred income taxes	(2,040)	(2,704)
Net change in fair value of Consumer Program derivative	-	(11,100)
Net increase in other assets	(8,830)	(5,539)
Net increase (decrease) in other liabilities	4,345	4,266
Net cash and cash equivalents (used in) provided by operating activities	(34,513)	(35,688)
Investing activities
Net increase in loans	(231,405)	(250,736)
Net cash and cash equivalents used in investing activities	(204,708)	(224,039)
Financing activities
Net (decrease) increase in deposits	594,618	594,529
Change in secured borrowings	—	20,595
Net cash and cash equivalents provided by financing activities	$262,230	$282,736
Cash payments for interest	$41,182	$41,605

1 These balances include revisions from the Company’s original Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2023 to reflect adjustments related to the fraud losses, as described in the Company’s restated Annual Report on Form 10-K/A as of and for the year ended December 31, 2022.

The primary effects of the revisions related to the Consumer Program as of June 30, 2022, and for the three- and six-month period then ended are shown below.

As of and for the three and six months ended June 30, 2022
(In thousands, expect per share data)
		As Revised[1],
	As Reported	As Restated
Condensed Consolidated Statement of Income and Comprehensive Income (Loss)
Three months ended June 30, 2022
Interest and fees on loans	$26,337	$26,277
Total interest and dividend income	28,230	28,170
Total interest expense	3,652	3,664
Net interest income	24,578	24,506
Net interest income after provision for credit losses	24,156	24,084
Consumer program derivative	—	(238)
Total noninterest income	2,630	2,392
Miscellaneous lending expenses	—	104
Other operating expenses	2,366	2,251
Total noninterest expenses	20,477	20,523
Income before income taxes	6,309	5,953
Income tax expense	1,361	1,335
Net income	$4,948	$4,618
Comprehensive income (loss)	$(3,462)	$(3,853)
EPS – Basic	$0.20	$0.19
EPS – Diluted	$0.20	$0.19

Six months ended June 30, 2022
Interest and fees on loans	$51,060	$50,978
Total interest and dividend income	54,789	54,707
Total interest expense	7,383	7,408
Net interest income	47,406	47,299
Net interest income after provision for credit losses	46,885	46,778
Consumer Program derivative	-	(184)
Total noninterest income	4,720	4,536
Miscellaneous lending expenses	-	494
Other operating expenses	4,690	4,152
Total noninterest expenses	39,509	39,575
Income (loss) before income taxes	12,096	11,739
Income tax benefit	2,612	2,602
Net income (loss)	$9,484	$9,137
Comprehensive income (loss)	$(9,436)	$(9,901)
EPS – Basic	$0.39	$0.37
EPS – Diluted	$0.38	$0.37

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Total stockholders' equity, March 31, 2022	$402,372	$402,279
Retained earnings, March 31, 2022	99,710	99,617
Net income, three months ended June 30, 2022	4,948	4,618
Retained earnings, June 30, 2022	102,193	101,770
Total stockholders' equity, June 30, 2022	$396,753	$396,330

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended
Total stockholders' equity, December 31, 2021	$410,115	$410,039
Retained earnings, December 31, 2021	97,631	97,555
Net income, six months ended June 30, 2022	9,484	9,137
Retained Earnings, June 30, 2022	102,193	101,770
Total shareholders' equity, June 30, 2022	$396,753	$396,330

Condensed Consolidated Statement of Cash Flows
Operating activities

Net income	$9,484	$9,137
Net change in fair value of Consumer program derivative	—	273
Net increase in other assets	(3,008)	(2,510)
Net increase (decrease) in other liabilities	(2,631)	(3,147)
Net cash and cash equivalents (used in) provided by operating activities	12,526	12,434
Investing activities
Net increase in loans	$(287,754)	$(287,662)
Net cash and cash equivalents used in investing activities	(292,714)	(292,622)

1 These balances include revisions from the Company’s original Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2022 to reflect adjustments related to the fraud losses, as described in the Company’s restated Annual Report on Form 10-K/A as of and for the year ended December 31, 2022.

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

2.INVESTMENT SECURITIES

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

Available-for-sale investment securities of $5.0 million were purchased during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, $5.0 million and $27.6 million, respectively of available-for-sale investment securities were purchased. No held-to-maturity investments were purchased during the three and six months ended June 30, 2023 and 2022. No investment securities were sold during the three and six months ended June 30, 2023 and 2022.

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

Unrealized Holding
Gains (Losses) on
For the three months ended June 30, 2023	Available-for-Sale
Beginning balance	$(23,475)
Current period other comprehensive income (loss)	(2,606)
Ending balance	$(26,081)

Unrealized Holding
Gains (Losses) on
For the three months ended June 30, 2022	Available-for-Sale
Beginning balance	$(9,455)
Current period other comprehensive income (loss)	(8,471)
Ending balance	$(17,926)

Unrealized Holding
Gains (Losses) on
For the six months ended June 30, 2023	Available-for-Sale
Beginning balance	$(25,850)
Current period other comprehensive income (loss)	(231)
Ending balance	$(26,081)

Unrealized Holding
Gains (Losses) on
For the six months ended June 30, 2022	Available-for-Sale
Beginning balance	$1,112
Current period other comprehensive income (loss)	(19,038)
Ending balance	$(17,926)

3.LOANS AND ALLOWANCE FOR CREDIT LOSSES (Revised and Restated)

The following table summarizes the composition of our loan portfolio as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Loans held for sale	$57,704	$27,626
Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$454,067	$459,866
Commercial real estate - non-owner occupied	595,805	579,733
Secured by farmland	5,271	5,970
Construction and land development	175,073	148,690
Residential 1-4 family	591,938	609,694
Multi-family residential	133,754	140,321
Home equity lines of credit	62,808	65,152
Total real estate loans	2,018,716	2,009,426

Commercial loans (2)	598,305	520,741
Paycheck Protection Program loans	2,143	4,564
Consumer loans	567,755	405,278
Total Non-PCD loans	3,186,919	2,940,009
PCD loans	6,049	6,628
Total loans held for investment	$3,192,968	$2,946,637

1 Includes $6.7 million related to loans collateralizing secured borrowings.

2 Includes $14.0 million related to loans collateralizing secured borrowings.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $13.5 million and $10.8 million at June 30, 2023 and December 31, 2022, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of June 30, 2023 and December 31, 2022 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
June 30, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$83	$53	$—	$136	$453,931	$454,067
Commercial real estate - non-owner occupied	—	—	19,187	19,187	576,618	595,805
Secured by farmland	2	—	503	505	4,766	5,271
Construction and land development	41	—	—	41	175,032	175,073
Residential 1-4 family	2,277	904	715	3,896	588,042	591,938
Multi- family residential	101	—	—	101	133,653	133,754
Home equity lines of credit	670	294	254	1,218	61,590	62,808
Commercial loans	10,437	184	1,371	11,992	586,313	598,305
Paycheck Protection Program loans	7	—	1,775	1,782	361	2,143
Consumer loans	2,628	1,872	129	4,629	563,126	567,755
Total Non-PCD loans	16,246	3,307	23,934	43,487	3,143,432	3,186,919
PCD loans	443	—	1,242	1,685	4,364	6,049
Total	$16,689	$3,307	$25,176	$45,172	$3,147,796	$3,192,968

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$55	$—	$—	$55	$459,811	$459,866
Commercial real estate - non-owner occupied	290	169	19,641	20,100	559,633	579,733
Secured by farmland	—	—	—	—	5,970	5,970
Construction and land development	46	—	—	46	148,644	148,690
Residential 1-4 family	2,180	410	304	2,894	606,800	609,694
Multi- family residential	—	—	—	—	140,321	140,321
Home equity lines of credit	431	96	249	776	64,376	65,152
Commercial loans	39	—	2,956	2,995	517,746	520,741
Paycheck Protection Program loans	16	15	3,360	3,391	1,173	4,564
Consumer loans	2,079	1,421	200	3,700	401,578	405,278
Total Non-PCD loans	5,136	2,111	26,710	33,957	2,906,052	2,940,009
PCD loans	—	—	1,328	1,328	5,300	6,628
Total	$5,136	$2,111	$28,038	$35,285	$2,911,352	$2,946,637

The amortized cost, by class, of loans and leases on nonaccrual status at June 30, 2023 and December 31, 2022, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
June 30, 2023	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$491	$491	$491
Commercial real estate - non-owner occupied	19,187	—	19,187	1,323
Secured by farmland	503	2	505	505
Construction and land development	—	26	26	26
Residential 1-4 family	715	529	1,244	1,244
Home equity lines of credit	254	276	530	530
Commercial loans	1,371	60	1,431	61
Paycheck Protection Program loans	61	—	61	61
Consumer loans	129	444	573	573
Total Non-PCD loans	22,220	1,828	24,048	4,814
PCD loans	1,242	—	1,242	1,242
Total	$23,462	$1,828	$25,290	$6,056

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2022	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$509	$509	$509
Commercial real estate - non-owner occupied	19,641	—	19,641	19,641
Secured by farmland	—	713	713	713
Construction and land development	—	29	29	29
Residential 1-4 family	304	8,995	9,299	9,299
Home equity lines of credit	249	301	550	550
Commercial loans	2,956	121	3,077	121
Paycheck Protection Program loans	—	4	4	4
Consumer loans	200	134	334	299
Total Non-PCD loans	23,350	10,806	34,156	31,165
PCD loans	1,328	—	1,328	1,328
Total	$24,678	$10,806	$35,484	$32,493

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

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of June 30, 2023 (in thousands)

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$26,032	$91,578	$61,730	$18,444	$21,553	$214,548	$2,832	$6,821	$443,538
Special Mention	—	—	220	—	—	5,081	—	—	5,301
Substandard	—	—	—	—	97	5,131	—	—	5,228
Doubtful	—	—	—	—	—	—	—	—	—
	$26,032	$91,578	$61,950	$18,444	$21,650	$224,760	$2,832	$6,821	$454,067
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.49	3.31	3.44	3.39	3.28	3.53	3.66	3.97	3.46
Commercial real estate - nonowner occupied
Pass	$1,472	$59,088	$120,978	$43,528	$41,039	$281,105	$1,884	$5,085	$554,179
Special Mention	—	—	—	1,548	—	20,291	—	601	22,440
Substandard	—	—	—	—	—	19,186	—	—	19,186
Doubtful	—	—	—	—	—	—	—	—	—
	$1,472	$59,088	$120,978	$45,076	$41,039	$320,582	$1,884	$5,686	$595,805
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.15	3.27	3.08	3.83	3.95	3.84	2.86	3.21	3.63
Secured by farmland
Pass	$514	$—	$13	$108	$—	$3,627	$328	$176	$4,766
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2	503	—	—	505
Doubtful	—	—	—	—	—	—	—	—	—
	$514	$—	$13	$108	$2	$4,130	$328	$176	$5,271
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	4.00	4.00	6.00	4.02	3.92	3.12	3.97
Construction and land development
Pass	$15,392	$61,912	$71,105	$544	$2,522	$21,805	$807	$9	$174,096
Special Mention	—	—	—	—	—	951	—	—	951
Substandard	—	—	—	—	—	26	—	—	26
Doubtful	—	—	—	—	—	—	—	—	—
	$15,392	$61,912	$71,105	$544	$2,522	$22,782	$807	$9	$175,073
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.55	3.21	3.39	3.39	3.29	3.57	3.37	4.00	3.36
Residential 1-4 family
Pass	$12,664	$153,892	$154,811	$42,560	$57,486	$162,489	$1,908	$2,736	$588,546
Special Mention	—	—	—	—	—	179	—	—	179
Substandard	—	—	—	—	118	2,363	—	732	3,213
Doubtful	—	—	—	—	—	—	—	—	—
	$12,664	$153,892	$154,811	$42,560	$57,604	$165,031	$1,908	$3,468	$591,938
Current period gross charge offs	$—	$—	$—	$—	$94	$—	$—	$—	$94
Weighted average risk grade	3.16	3.08	3.04	3.07	3.07	3.22	3.92	3.64	3.12
Multi- family residential
Pass	$—	$8,257	$21,678	$18,045	$6,997	$76,520	$649	$648	$132,794
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	669	—	291	960
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$8,257	$21,678	$18,045	$6,997	$77,189	$649	$939	$133,754
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.69	3.00	3.90	3.00	3.41	4.00	4.62	3.42
Home equity lines of credit
Pass	$75	$492	$423	$50	$52	$3,201	$57,009	$880	$62,182
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	54	553	19	626
Doubtful	—	—	—	—	—	—	—	—	—
	$75	$492	$423	$50	$52	$3,255	$57,562	$899	$62,808
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.89	3.05	3.93	3.11
Commercial loans
Pass	$123,570	$290,981	$54,530	$6,648	$2,888	$28,008	$81,285	$6,947	$594,857
Special Mention	—	—	—	12	144	—	1,311	360	1,827
Substandard	—	—	—	3	66	1,552	—	—	1,621
Doubtful	—	—	—	—	—	—	—	—	—
	$123,570	$290,981	$54,530	$6,663	$3,098	$29,560	$82,596	$7,307	$598,305
Current period gross charge offs	$—	$—	$—	$—	$—	$1,590	$—	$—	$1,590
Weighted average risk grade	2.74	3.01	3.36	3.36	3.98	3.47	3.20	3.82	3.06

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020		2019	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,115		$967	$—	$—	$—	$—	$2,082
Special Mention	—	—	—		61	—	—	—	—	61
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$1,115		$1,028	$—	$—	$—	$—	$2,143
Current period gross charge offs	$—	$—	$—	$		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	2.00		2.24	N/A	N/A	N/A	N/A	2.11
Consumer loans
Pass	$279,034	$249,363	$26,879		$1,209	$200	$4,176	$5,872	$186	$566,919
Special Mention	—	—	—		—	—	67	—	—	67
Substandard	—	382	387		—	—	—	—	—	769
Doubtful	—	—	—		—	—	—	—	—	—
	$279,034	$249,745	$27,266		$1,209	$200	$4,243	$5,872	$186	$567,755
Current period gross charge offs	$—	$3,729	$751		$—	$—	$—	$—	$—	$4,480
Weighted average risk grade	3.50	2.70	3.67		3.99	3.97	4.02	2.93	4.00	3.16
PCD
Pass	$—	$—	$—		$—	$—	$2,908	$—	$—	$2,908
Special Mention	—	—	—		—	—	1,618	—	—	1,618
Substandard	—	—	—		—	—	1,523	—	—	1,523
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$—		$—	$—	$6,049	$—	$—	$6,049
Current period gross charge offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A		N/A	N/A	4.67	N/A	N/A	4.67
Total	$458,753	$915,945	$513,869		$133,727	$133,164	$857,581	$154,438	$25,491	$3,192,968
Current period gross charge offs	$—	$3,729	$751		$—	$94	$1,590	$—	$—	$6,164
Weighted average risk grade	3.29	3.00	3.21		3.50	3.40	3.59	3.16	3.73	3.29

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

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
June 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,799	$6,360	$3	$914	$4,067	$1,641	$307	$5,300	$7,011	$—	$30,402
Q-factor and other qualitative adjustments	268	625	29	372	385	352	19	855	5	—	2,910
Specific allocations	—	2,454	—	—	—	—	—	843	—	1,932	5,229
Total	$5,067	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,998	$7,016	$1,932	$38,541

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,297	$6,652	$4	$997	$3,579	$1,814	$310	$5,006	$3,851	$—	$27,510
Q-factor and other qualitative adjustments	261	495	21	376	512	387	19	654	2	—	2,727
Specific allocations	—	—	—	—	—	—	—	2,193	42	2,072	4,307
Total	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended June 30, 2023 and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended June 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,304	$7,161	$21	$1,280	$4,343	$2,087	$350	$6,510	$6,802	$1,945	$35,803
Provision (recovery)	(237)	2,278	11	6	203	(94)	(19)	497	1,720	(13)	4,352
Charge offs	—	—	—	—	(94)	—	(7)	(10)	(1,629)	—	(1,740)
Recoveries	—	—	—	—	—	—	2	1	123	—	126
Ending balance	$5,067	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,998	$7,016	$1,932	$38,541

Three Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$4,173	$8,913	$49	$1,029	$3,888	$2,289	$376	$5,466	$1,025	$2,171	$29,379
Provision (recovery)	142	(1,498)	—	(5)	384	(129)	(14)	962	625	(45)	422
Charge offs	(14)	—	—	—	—	—	—	—	(84)	—	(98)
Recoveries	—	502	—	—	—	—	1	—	3	—	506
Ending balance	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$1,569	$2,126	$30,209

Activity in the allowance for credit losses by class of loan for the six months ended June 30, 2023 (As Restated) and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Six Months Ended June 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(491)	2,292	7	(199)	469	(208)	2	920	6,963	(140)	9,615
Charge offs	—	—	—	—	(269)	—	(7)	(1,776)	(4,112)	—	(6,164)
Recoveries	—	—	—	112	161	—	2	1	270	—	546
Ending balance	$5,067	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,998	$7,016	$1,932	$38,541

Six Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	(247)	(1,613)	(7)	26	627	(1,120)	(61)	2,170	901	(155)	521
Charge offs	(14)	—	—	—	—	—	(14)	—	(131)	—	(159)
Recoveries	—	502	—	—	57	—	1	170	12	—	742
Ending balance	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$1,569	$2,126	$30,209

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$5,073	$—	$2,795	$—
Commercial real estate - non-owner occupied	19,187	2,454	19,641	—
Secured by farmland	503	—	525	—
Construction and land development	—	—	—	—
Residential 1-4 family	1,655	—	9,636	—
Multi- family residential	960	—	996	—
Home equity lines of credit	—	—	21	—
Commercial loans	1,369	843	2,979	2,193
Consumer loans	—	—	259	42
Total non-PCD loans	28,747	3,297	36,852	2,235
PCD loans	6,049	1,932	6,628	2,072
Total loans	$34,796	$5,229	$43,480	$4,307

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

The fair value of the derivative instrument was an asset of $10.6 million recorded in the consolidated balance sheets in “Consumer Program derivative asset” as of June 30, 2023 and a liability of $0.5 million recorded in the consolidated balance sheets in “Consumer Program derivative liability” as of December 31, 2022. The underlying expected cash flows were $13.0 million and $0.6 million as of June 30, 2023 and December 31 2022, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	June 30, 2023
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$2,960	$16,243	$ n/a
Remaining cumulative promotional prepayments	$36,037	$65,860	$44,271
Average life (years)	n/a	n/a	1.3
Discount rate	5.07%	15.08%	15.08%

	June 30, 2022
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$—	$1,170	$ n/a
Remaining cumulative promotional prepayments	$3,223	$5,890	$3,667
Average life (years)	n/a	n/a	2.4
Discount rate	2.87%	12.88%	6.00%

Consumer Program derivative income (loss) was $1.8 million and ($0.2) million, respectively, during the three months ending June 30, 2023 and 2022, and was $13.2 million and ($0.2) million, respectively, during the six months ended June 30, 2023 and 2022, and was recorded in noninterest income in the Consolidated Statements of Income and Comprehensive Income (Loss). The income (loss) included $0.6 million and ($0.3) million during the three months ended June 30, 2023 and 2022, respectively, and $11.1 million and ($0.3) million during the six months ended June 30, 2023 and 2022, respectively, related to derivative fair value adjustments. Income related to the credit support and reimbursement of lost interest due from the third-party under the agreement was $1.2 million and $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively.

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

The key unobservable inputs used in determining the fair value of IRLCs as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Average pullthrough rates	90.22%	80.78%
Average costs to originate	1.31%	4.77%

The following summarizes derivative and non-derivative financial instruments as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,122	$46,035
Derivative liabilities	$—	$—
(1) Pullthrough rate adjusted
	June 30, 2023
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$205	$10,999

	December 31, 2022
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$921	$25,368
Derivative liabilities	$98	$25,028
(1) Pullthrough rate adjusted
	December 31, 2022
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$17	$2,658

The notional amounts of mortgage loans held for sale not committed to investors was $30.2 million and $20.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

5.FAIR VALUE (Revised and Restated)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$98,014	$—	$98,014	$—
Obligations of states and political subdivisions	29,673	—	29,673	—
Corporate securities	12,956	—	12,956	—
Collateralized loan obligations	4,901	—	4,901	—
Residential government-sponsored collateralized mortgage obligations	28,568	—	28,568	—
Government-sponsored agency securities	13,360	—	13,360	—
Agency commercial mortgage-backed securities	30,794	—	30,794	—
SBA pool securities	4,821	—	4,821	—
	223,087	—	223,087	—
Loans held for investment	195,739	—	—	195,739
Consumer Program derivative	10,627	—	—	10,627
Loans held for sale	57,704	—	57,704	—
Mortgage banking financial assets	205	—	—	205
Mortgage banking derivative assets	1,122	—	—	1,122
Interest rate swaps	4,232	—	4,232	—
Total assets	$492,716	$—	$285,023	$207,693

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$102,881	$—	$102,881	$—
Obligations of states and political subdivisions	29,178	—	29,178	—
Corporate securities	14,828	—	14,828	—
Collateralized loan obligations	4,876	—	4,876	—
Residential government-sponsored collateralized mortgage obligations	26,595	—	26,595	—
Government-sponsored agency securities	14,616	—	14,616	—
Agency commercial mortgage-backed securities	37,417	—	37,417	—
SBA pool securities	5,924	—	5,924	—
	236,315	—	236,315	—
Loans held for sale	27,626	—	27,626	—
Mortgage banking financial assets	21	—	—	21
Mortgage banking derivative assets	945	—	921	24
Total assets	$264,907	$—	$264,862	$45

Liabilities:
Consumer Program derivative	$473	$—	$—	$473
Mortgage banking financial liabilities	4	—	—	4
Mortgage banking derivative liabilities	122	—	115	7
Total liabilities	$599	$—	$115	$484

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$34,408	$—	$—	$34,408
Assets held for sale	3,115	—	—	3,115

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,832	$—	$—	$47,832
Assets held for sale	3,115	—	—	3,115

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		June 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$100,868	$100,868	$77,859	$77,859
Securities available-for-sale	Level 2	223,087	223,087	236,315	236,315
Securities held-to-maturity	Level 2	12,378	11,369	13,520	12,449
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	12,083	12,083	25,815	25,815
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 3	3,154,427	2,997,896	2,912,093	2,809,163
Loans held for sale	Level 2	57,704	57,704	27,626	27,626
Accrued interest receivable	Level 2	14,765	14,765	12,004	12,004
Consumer Program derivative	Level 3	10,627	10,627	—	—
Mortgage banking financial assets	Level 3	205	205	21	21
Mortgage banking derivative assets	Level 2 and 3	1,122	1,122	945	945
Interest rate swaps	Level 2	4,232	4,232	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,298,557	$1,298,557	$1,200,259	$1,200,259
Money market and savings accounts	Level 2	1,547,109	1,547,109	1,057,151	1,057,151
Time deposits	Level 3	471,330	468,551	465,057	462,376
Securities sold under agreements to repurchase	Level 1	3,921	3,921	6,445	6,445
FHLB advances	Level 1	—	—	325,000	325,000
Junior subordinated debt	Level 2	9,806	9,018	9,781	9,181
Senior subordinated notes	Level 2	85,647	83,123	85,531	84,347
Accrued interest payable	Level 2	7,405	7,405	3,261	3,261
Consumer Program derivative	Level 3	—	—	473	473
Mortgage banking financial liabilities	Level 3	—	—	4	4
Mortgage banking derivative liabilities	Level 2 and 3	—	—	122	122

Carrying amount is the estimated fair value for cash and cash equivalents (including federal funds sold), loans held for sale, accrued interest receivable and payable, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative asset and liability, interest rate swaps, demand deposits, savings accounts, money market accounts and FHLB advances, secured borrowings, and securities sold under agreements to repurchase.

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

6.LEASES

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

7.DEBT AND OTHER BORROWINGS (Restated)

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

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. At June 30, 2023 and December 31, 2022, there was $10.3 million outstanding, net of approximately $0.5 million of debt issuance costs. As of June 30, 2023 and December 31, 2022, the interest rate was 8.46% and 7.69%, respectively. At June 30, 2023, all of the trust preferred securities qualified as Tier 1 capital.

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

Secured Borrowings

The Company transferred $5.7 million and $20.8 million in principal balance of loans to another financial institution during the three and six months ended June 30, 2023, respectively, that were accounted for as secured borrowings. The balance of secured borrowings was $20.6 million as of June 30, 2023 and the remaining amortized cost balance of the underlying loans was $20.7 million. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of June 30, 2023 and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of Note 3 – Loans and Allowance for Credit Losses. The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three or six months ended June 30, 2023. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

8.STOCK-BASED COMPENSATION

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

9.COMMITMENTS AND CONTINGENCIES (Restated)

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2023	2022
Balance as of January 1	$1,416	$977
Credit loss expense (recovery)	(134)	92
Balance as of June 30,	$1,282	$1,069

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

We had $81.5 million of loan commitments outstanding as of June 30, 2023, all of which contractually expire within thirty years.

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

10.EARNINGS PER SHARE (Restated)

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2023
Basic EPS	$(1,994)	24,639	$(0.08)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(1,994)	24,639	$(0.08)

For the three months ended June 30, 2022
Basic EPS	$4,618	24,563	$0.19
Effect of dilutive stock options and unvested restricted stock	—	118	—
Diluted EPS	$4,618	24,681	$0.19

For the six months ended June 30, 2023
Basic EPS	$6,368	24,632	$0.26
Effect of dilutive stock options and unvested restricted stock	—	53	—
Diluted EPS	$6,368	24,685	$0.26

For the six months ended June 30, 2022
Basic EPS	$9,137	24,534	$0.37
Effect of dilutive stock options and unvested restricted stock	—	132	—
Diluted EPS	$9,137	24,666	$0.37

The Company had 81,800 anti-dilutive options as of June 30, 2023 and did not have any anti-dilutive options as of June 30, 2022.

11.SEGMENT INFORMATION (Restated)

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

	As of and for the three months ended June 30, 2023			As of and for the six months ended June 30, 2023
	Primis Mortgage	Primis Bank	Consolidated	Primis Mortgage	Primis Bank	Consolidated

Interest income	$701	$49,499	$50,200	$1,097	$93,361	$94,458
Interest expense	—	26,866	26,866	—	45,802	45,802
Net interest income	701	22,633	23,334	1,097	47,559	48,656
Provision for credit losses	—	4,352	4,352	—	9,615	9,615
Noninterest income	5,217	3,720	8,937	9,532	17,075	26,607
Noninterest expense	5,271	25,168	30,439	10,259	47,134	57,393
Income (loss) before income taxes	647	(3,167)	(2,520)	370	7,885	8,255
Income tax expense (benefit)	162	(688)	(526)	96	1,791	1,887
Net income (loss)	$485	$(2,479)	$(1,994)	$274	$6,094	$6,368
Assets	$63,563	$3,802,649	$3,866,212	$63,563	$3,802,649	$3,866,212

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

FINANCIAL HIGHLIGHTS (Revised and Restated)

●	Net loss for the three months ended June 30, 2023 totaled $2.0 million, or $0.08 basic and diluted loss per share, compared to net income of $4.6 million, or $0.19 basic and diluted earnings per share for the three months ended June 30, 2022. Net income for the six months ended June 30, 2023 totaled $6.4 million, or $0.26 basic and diluted earnings per share, compared to $9.1 million, or $0.37 basic and diluted earnings per share for the six months ended June 30, 2022.
●	Total assets as of June 30, 2023 were $3.9 billion, an increase of 8.4% compared to December 31, 2022.
●	Total cash and cash equivalents grew to $100.9 million, up from $77.9 million at December 31, 2022.
●	Total loans, excluding Paycheck Protection Program (“PPP”) balances as of June 30, 2023, were $3.2 billion, an increase of $246.8 million, or 8.4%, from December 31, 2022.
●	Total deposits were $3.3 billion at June 30, 2023, an increase of 21.8% compared to December 31, 2022.
●	Non-time deposits increased to $2.85 billion at June 30, 2023, an increase of $588.3 million, or 26.0%, compared to December 31, 2022.
●	The ratio of gross loans to deposits has declined to 95% as of June 30, 2023, from 108% at December 31, 2022.
●	Net interest margin of 2.36% in the second quarter of 2023 was down from 3.32% in the second quarter of 2022.
●	Allowance for credit losses to total loans was 1.21% at June 30, 2023, compared to 1.17% at December 31, 2022.
●	Recently announced cost savings initiative and structural changes to branch and digital deposit gathering is expected to reduce costs by an estimated $9.4 million per year and is expected to be fully implemented by October 2023.
●	Reduction in branch count will push total deposits per branch to approximately $153 million compared to approximately $85 million per branch at the end of 2022.
●	During the second quarter of 2023, the Company discovered an employee loan fraud with total exposure of approximately $2.5 million. The Company evaluated the effect of the error, both qualitatively and quantitatively, and believes the impact to prior years is immaterial to each respective period assessed. Regardless, the Company has revised prior periods to reflect the fraud losses in the respective period incurred instead of recording in the current period when we discovered the fraud because the losses were projected to have a material impact to the expected 2023 annual results at the time of the original assessment. Additional details are included in the “Retained Earnings Revisions” section of Note 1 – Accounting Policies in this Form 10-Q/A.

RESULTS OF OPERATIONS (Revised and Restated)

Net Income

Three-Month Comparison. Net loss for the three months ended June 30, 2023 totaled $2.0 million, or $0.08 basic and diluted loss per share, compared to net income of $4.6 million, or $0.19 basic and diluted earnings per share for the three months ended June 30, 2022. The 143% decrease in net income during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was driven by higher noninterest expenses mainly from an increase in employee compensation and benefits expense in the second quarter of 2023 related to increased head count at the Bank, Primis Mortgage and Panacea. The decrease in net income was also attributable to higher data processing expense driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023. We also experienced a $3.9 million increase in the provision for loan losses, a substantial amount of which was due to specific loans that are in the process of resolution and the remaining was driven by provisions on the Consumer Program portfolio. These decreases were partially offset by higher mortgage banking income and Consumer Program derivative income in the second quarter of 2023.

Six-Month Comparison. Net income for the six months ended June 30, 2023 totaled $6.4 million, or $0.26 basic and diluted earnings per share, compared to $9.1 million, or $0.37 basic and diluted earnings per share for the six months ended June 30, 2022. The 30% decrease in net income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by higher noninterest expenses from an increase in employee compensation and benefits expense, higher data processing expense in the current year, and higher provision for credit losses. These expense increases were partially offset by higher mortgage banking and Consumer Program derivative income in 2023.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $23.3 million for the three months ended June 30, 2023, compared to $24.5 million for the three months ended June 30, 2022. Primis’ net interest margin for the three months ended June 30, 2023 was 2.36%, compared to 3.32% for the three months ended June 30, 2022. Net interest margin for three months ended June 30, 2023 was affected by excess cash balances that were not earning the higher rates of our loans combined with the climbing rates of our interest bearing deposits. Total income on interest-earning assets was $50.2 million and $28.2 million for the three months ended June 30, 2023 and 2022, respectively. The yield on average interest-earning assets was 5.07% and 3.82% for the three months ended June 30, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The cost of average interest-bearing deposits increased 265 basis points to 3.10% for the three months ended June 30, 2023, compared to 0.45% for the three months ended June 30, 2022. Interest and fees on loans totaled $41.5 million and $26.3 million for the three months ended June 30, 2023 and 2022, respectively, while average loans during the three months ended June 30, 2023 were $3.2 billion, compared to $2.5 billion during the three months ended June 30, 2022.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	June 30, 2023			June 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$48,698	$700	5.77%	$6,936	$93	5.38%
Loans, net of deferred fees (1) (2)	3,112,280	40,791	5.26%	2,507,825	26,184	4.19%
Investment securities	240,700	1,551	2.58%	287,722	1,445	2.01%
Other earning assets	568,251	7,158	5.05%	158,817	448	1.13%
Total earning assets	3,969,929	50,200	5.07%	2,961,300	28,170	3.82%
Allowance for credit losses	(35,770)			(29,844)
Total non-earning assets	297,474			259,184
Total assets	$4,231,633			$3,190,640

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$826,598	$4,343	2.11%	$695,481	$556	0.32%
Money market accounts	858,532	6,231	2.91%	810,781	938	0.46%
Savings accounts	1,026,159	10,406	4.07%	222,347	143	0.26%
Time deposits	495,721	3,803	3.08%	329,198	674	0.82%
Total interest-bearing deposits	3,207,010	24,783	3.10%	2,057,807	2,311	0.45%
Borrowings	114,893	2,083	7.27%	107,784	1,353	5.04%
Total interest-bearing liabilities	3,321,903	26,866	3.24%	2,165,591	3,664	0.68%
Noninterest-bearing liabilities:
Demand deposits	473,319			596,714
Other liabilities	38,408			22,235
Total liabilities	3,833,630			2,784,540
Stockholders' equity	398,003			406,100
Total liabilities and stockholders' equity	$4,231,633			$3,190,640
Net interest income		$23,334			$24,506
Interest rate spread			1.83%			3.14%
Net interest margin			2.36%			3.32%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Six-Month Comparison. Net interest income was $48.7 million for the six months ended June 30, 2023, compared to $47.3 million for the six months ended June 30, 2022. Primis’ net interest margin for the six months ended June 30, 2023 was 2.57%, compared to 3.13% for the six months ended June 30, 2022. Continued upward pressure on deposit account rates and consumer preferences shifting from non-interest bearing to higher rate products are impacting interest expense and net interest income for the Company and the industry as a whole. Net interest margin for the Company was further affected by excess cash balances, that are part of average other earning assets that earned lower rates compared to the rates earned by our loan portfolio. Total income on interest-earning assets was $94.4 million and $54.7 million for the six months ended June 30, 2023 and 2022, respectively. The yield on average interest-earning assets was 5.00% and 3.62% for the six months ended June 30, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in 2023 compared to 2022. The cost of average interest-bearing deposits increased 231 basis points to 2.75% for the six months ended June 30, 2023, compared to 0.44% for the six months ended June 30, 2022. Interest and fees on loans totaled $79.9 million and $51.0 million for the six months ended June 30, 2023 and 2022, respectively, while average loans during the six months ended June 30, 2023 were $3.1 billion, compared to $2.4 billion during the six months ended June 30, 2022.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Six Months Ended
	June 30, 2023			June 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$37,086	$1,091	5.93%	$3,487	$93	5.38%
Loans, net of deferred fees (1) (2)	3,051,441	78,850	5.21%	2,433,662	50,885	4.22%
Investment securities	243,536	3,135	2.60%	295,036	2,875	1.96%
Other earning assets	478,786	11,382	4.79%	312,033	854	0.55%
Total earning assets	3,810,849	94,458	5.00%	3,044,218	54,707	3.62%
Allowance for credit losses	(34,940)			(29,543)
Total non-earning assets	290,943			257,551
Total assets	$4,066,852			3,272,226

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$774,878	$6,610	1.72%	$756,118	$1,222	0.33%
Money market accounts	841,630	11,032	2.64%	810,124	1,797	0.45%
Savings accounts	811,221	15,156	3.77%	223,562	291	0.26%
Time deposits	492,412	7,029	2.88%	339,724	1,374	0.82%
Total interest-bearing deposits	2,920,141	39,827	2.75%	2,129,528	4,684	0.44%
Borrowings	199,533	5,975	6.04%	139,363	2,724	3.94%
Total interest-bearing liabilities	3,119,674	45,802	2.96%	2,268,891	7,408	0.66%
Noninterest-bearing liabilities:
Demand deposits	514,677			571,264
Other liabilities	33,505			22,644
Total liabilities	3,667,856			2,862,799
Stockholders' equity	398,996			409,427
Total liabilities and stockholders' equity	$4,066,852			3,272,226
Net interest income		$48,656			$47,299
Interest rate spread			2.04%			2.97%
Net interest margin			2.57%			3.13%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three and six months ended June 30, 2023 of $4.3 million and $9.6 million, respectively, compared to a provision for credit losses for the three and six months ended June 30, 2022 of $0.4 million and $0.5 million, respectively. For the three and six months ended June 30, 2023, $1.3 million and $6.1 million, respectively, were due to charge-offs and additional reserve calculated in our normal reserve process for the Consumer Program portfolio. Excluding this provision amount, the provision for credit losses would have been $3.1 million and $3.6 million for the three and six months ended June 30, 2023, respectively. We had charge-offs totaling $1.7 million and $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $6.2 million and $0.2 million during six months ended June 30, 2023 and 2022, respectively. There were recoveries totaling $0.1 million and $0.5 million during the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $0.7 million during six months ended June 30, 2023 and 2022, respectively. Consumer Program charge-offs were $1.5 million and $3.5 million during the three and six months ended June 30, 2023, respectively, and were $22 thousand and $122 thousand during the three and six months ended June 30, 2022, respectively. A majority of the remaining charge-offs during the three and six months ended 2023 were due to three specific borrowers in which we determined portions of their loans were uncollectible.

The Financial Condition Section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$1,457	$1,442	$15
Income from bank-owned life insurance	394	378	16
Mortgage banking income	5,198	593	4,605
Consumer Program derivative	1,758	(238)	1,996
Other noninterest income	130	217	(87)
Total noninterest income	$8,937	$2,392	$6,545

Noninterest income increased 274% to $8.9 million for the three months ended June 30, 2023, compared to $2.4 million for the three months ended June 30, 2022. The increase in noninterest income was primarily related to $4.6 million of mortgage banking income and $2.0 million of Consumer Program derivative income in the second quarter of 2023.The mortgage banking income increase was due to a full quarter of activity in 2023 compared to only a month in the same period in 2022 after acquisition in May of 2022. The Consumer Program derivative income was comprised of $0.6 million of fair value adjustment gains and $1.2 million of income related to waived interest and credit loss reimbursements from the derivative counterparty under the Consumer Program agreement.

The following table presents the major categories of noninterest income for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$2,681	$2,793	$(112)
Income from bank-owned life insurance	814	753	61
Mortgage banking income	9,513	593	8,920
Gain on sale of loans	51	—	51
Consumer Program derivative	13,201	(184)	13,385
Other noninterest income	347	581	(234)
Total noninterest income	$26,607	$4,536	$22,071

Noninterest income increased 486% to $26.6 million for the six months ended June 30, 2023, compared to $4.5 million for the six months ended June 30, 2022. The increase in noninterest income was primarily related to $13.4 million of Consumer Program derivative income and $8.9 million of higher mortgage banking income during the six months ended June 30, 2023. The increase in the mortgage banking income is related to the purchase of Primis Mortgage in May 2022 coupled with meaningful growth in the year since the purchase. Mortgage banking income includes fair value adjustments, origination income, and gains on sales of mortgage loans held for sale. The increase in the Consumer Program derivative was driven by $11.1 million in fair value adjustment gains on the derivative asset and $2.2 million of income related to waived interest and credit loss reimbursements from the derivative counterparty under the Consumer Program agreement.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$15,283	$10,573	$4,710
Occupancy expenses	1,593	1,418	175
Furniture and equipment expenses	1,852	1,128	724
Amortization of core deposit intangible	318	341	(23)
Virginia franchise tax expense	848	814	34
Data processing expense	2,828	1,293	1,535
Marketing expense	521	731	(210)
Telephone and communication expense	416	366	50
Net loss on bank premises and equipment	—	620	(620)
Professional fees	1,075	827	248
Miscellaneous lending expenses	568	104	464
Fraud losses	1,997	57	1,940
Other operating expenses	3,140	2,251	889
Total noninterest expenses	$30,439	$20,523	$9,916

Noninterest expenses were $30.4 million during the three months ended June 30, 2023, compared to $20.5 million during the three months ended June 30, 2022. The 48% increase in noninterest expenses was primarily due to a $4.7 million increase in employee compensation in the second quarter of 2023 related to increased head count at the Bank, Primis Mortgage and Panacea compared to the second quarter of 2022, along with costs related to the cost savings initiative announced in the second quarter of 2023. The increase in noninterest expense during the three months ended June 30, 2023 was also attributable to a $1.5 million increase in data processing expense driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023. We also experienced an increase of $1.9 million in fraud losses during the second quarter of 2023 primarily related to a substantial increase in deposit account fraud, which was also seen across the industry during the quarter. Furniture and equipment expenses increased $0.7 million due in large part to write-downs of assets related to the cost savings initiative announced in the second quarter of 2023. A significant driver of the increase in other non-interest expenses were higher expenses related to Primis Mortgage in the second quarter of 2023. Other notable drivers of the increase in other operating expenses in the second quarter of 2023 included higher FDIC insurance costs due to the significant growth in deposits.

The following table presents the major categories of noninterest expense for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$30,311	$20,198	$10,113
Occupancy expenses	3,038	2,875	163
Furniture and equipment expenses	3,429	2,228	1,201
Amortization of core deposit intangible	635	682	(47)
Virginia franchise tax expense	1,697	1,627	70
Data processing expense	5,079	2,783	2,296
Marketing expense	1,090	1,196	(106)
Telephone and communication expense	793	748	45
Net gain loss on other real estate owned	—	(59)	59
Net loss on bank premises and equipment	—	620	(620)
Professional fees	1,937	1,921	16
Miscellaneous lending expenses	1,453	494	959
Fraud losses	2,452	110	2,342
Other operating expenses	5,479	4,152	1,327
Total noninterest expenses	$57,393	$39,575	$17,818

Noninterest expenses were $57.4 million during the six months ended June 30, 2023, compared to $39.6 million during the six months ended June 30, 2022. The 45% increase in noninterest expenses was primarily attributable to a $10.1 million increase in employee compensation and benefits expense mainly related to increased head count at the Bank, Primis Mortgage and Panacea in the six months ended June 30, 2023 compared to 2022. The increase in noninterest expense during the six months ended June 30, 2023 was also driven by a $2.3 million increase in data processing expense in 2023 driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during the first and second quarter of 2023. We also experienced an increase of $2.3 million in fraud losses during the six months ended June 30, 2023, primarily related to a substantial increase in deposit account fraud in the second quarter, which was also seen across the industry. Furniture and equipment expenses increased $1.2 million due to growth in the Bank, Primis Mortgage, and Panacea, and also due to write-downs of assets related to the cost savings initiative announced in the second quarter of 2023. Other expenses increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, largely driven by higher expenses related to Primis Mortgage and higher FDIC insurance costs in 2023.

FINANCIAL CONDITION (Revised and Restated)

Balance Sheet Overview

Total assets were $3.9 billion as of June 30, 2023 and $3.6 billion as of December 31, 2022. Total cash and cash equivalents were $100.9 million as of June 30, 2023 and $77.9 million as of December 31, 2022. Investment securities decreased from $249.8 million as of December 31, 2022 to $235.5 million as of June 30, 2023. Total loans increased 8%, from $2.9 billion at December 31, 2022 to $3.2 billion at June 30, 2023. Total deposits were $3.3 billion at June 30, 2023, compared to $2.7 billion at December 31, 2022 and total equity was $390.4 million and $389.0 million at June 30, 2023 and December 31, 2022, respectively.

Stockholder’s equity increased $1.5 million from December 31, 2022 to June 30, 2023 as a result of an increase in retained earnings driven by net income during the year partially offset by payment of common stock dividends and an increase in unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to increases in market interest rates during the six months ended June 30, 2023. The Company has the intention to hold these securities until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

Loans

Total loans were $3.2 billion and $2.9 billion at June 30, 2023 and December 31, 2022, respectively. PPP loans totaled $2.1 million at June 30, 2023 and $4.6 million at December 31, 2022, respectively. Excluding PPP loans, loans outstanding increased $248.8 million, or 8%, since December 31, 2022.

As of June 30, 2023 and December 31, 2022, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans held for investment portfolio consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$454,067	14.2%	$459,866	15.6%
Commercial real estate - non-owner occupied	595,805	18.7%	579,733	19.7%
Secured by farmland	5,271	0.2%	5,970	0.2%
Construction and land development	175,073	5.5%	148,690	5.0%
Residential 1-4 family	591,938	18.5%	609,694	20.7%
Multi- family residential	133,754	4.2%	140,321	4.8%
Home equity lines of credit	62,808	2.0%	65,152	2.2%
Total real estate loans	2,018,716	63.2%	2,009,426	68.2%

Commercial loans	598,305	18.7%	520,741	17.7%
Paycheck protection program loans	2,143	0.1%	4,564	0.2%
Consumer loans	567,755	17.8%	405,278	13.8%
Total Non-PCD loans	3,186,919	99.8%	2,940,009	99.8%
PCD loans	6,049	0.2%	6,628	0.2%
Total loans	$3,192,968	100.0%	$2,946,637	100.0%

Consumer Program Loans

The Company has $191.4 million and $134.4 million of loans outstanding in the Consumer Program as of June 30, 2023 and December 31, 2022, respectively, or 6% and 5% of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the Consumer loans category disclosures. As of June 30, 2023, 42% of the loans were in a promotional period requiring no payment of interest on their loans with 28% of these promotional loan periods ending in the next 12 months and the remaining ending within 24 months of June 30, 2023. As of December 31, 2022, 44% of the loans were in a promotional period requiring no payment of interest on their loans with 21% and 79% of these promotional loan periods ending in 2023 and 2024, respectively.

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of June 30, 2023 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$31,468	$120,778	$17,039	$110,132	$107,189	$2,315	$65,146	$454,067
Commercial real estate - non-owner occupied	34,523	192,115	31,175	60,317	65,937	1,384	210,354	595,805
Secured by farmland	1,527	891	285	221	1,008	—	1,339	5,271
Construction and land development	122,162	25,535	19,291	757	5,013	681	1,634	175,073
Residential 1-4 family	15,602	48,619	8,306	30,035	54,093	72,286	362,997	591,938
Multi- family residential	5,677	56,640	18,783	7,078	18,562	—	27,014	133,754
Home equity lines of credit	9,468	996	11,142	30	3,002	33	38,137	62,808
Total real estate loans	220,427	445,574	106,021	208,570	254,804	76,699	706,621	2,018,716
Commercial loans	107,138	97,191	153,771	189,341	46,927	1,131	2,806	598,305
Paycheck protection program loans	25	1,918	—	200	—	—	—	2,143
Consumer loans	2,410	272,990	105,150	92,232	92,553	2,415	5	567,755
Total Non-PCD loans	330,000	817,673	364,942	490,343	394,284	80,245	709,432	3,186,919
PCD loans	3,060	1,337	—	—	1,114	398	140	6,049
Total loans	$333,060	$819,010	$364,942	$490,343	$395,398	$80,643	$709,572	$3,192,968

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of June 30, 2023, which is only originated at fixed rates (in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Consumer Program Loans	$237	$128,486	$62,511	$144	$191,378

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All of these promotional loans amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period (in thousands):

	Amount ending	Amount ending
	No Interest	No Interest	Total Interest
	Promo Period in	Promo Period in	Promo
	next 12 months	next 13-24 months	as of 6/30/23
Consumer Program Loans	$22,216	$58,545	$80,761

During the three and six months ended June 30, 2023, $1.6 million and $2.2 million of promotional loans paid off prior to the end of their promotional periods while $1.0 million and $1.2 million of promotional loans reached the end of the promotional period and entered amortization.

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

Total calculated reserves increased by $4.0 million to $38.5 million at the end of June 30, 2023 compared to $34.5 million at December 31, 2022, driven by growth in the Consumer Program loan portfolio and secondarily due to the $244.4 million in overall loan growth experienced in 2023.

The following table presents a comparison of nonperforming assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Nonaccrual loans	$25,290	$35,484
Loans past due 90 days and accruing interest	1,714	3,361
Total nonperforming assets	27,004	38,845

SBA guaranteed amounts included in nonperforming loans	$2,331	$3,969

Allowance for credit losses to total loans	1.21%	1.17%
Allowance for credit losses to nonaccrual loans	152.40%	97.35%
Allowance for credit losses to nonperforming loans	142.73%	88.93%
Nonaccrual to total loans	0.80%	1.20%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.64%	0.98%

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

Total deposits increased 22% to $3.3 billion at June 30, 2023 from $2.7 billion at December 31, 2022. The increase in deposits from year-end was primarily driven by the substantial growth in the Bank’s new digital deposit platform in the first and second quarter of 2023. The majority of the growth was in savings accounts with the remainder largely in NOW accounts. Savings accounts increased 184% from $245.7 million as of December 31, 2022 to $696.8 million at June 30, 2023. NOW accounts increased 32% from $617.7 million at December 31, 2022 to $817.7 million at June 30, 2023. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

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

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of June 30, 2023 and December 31, 2022, total FHLB borrowings were $0 and $325.0 million, respectively. The decrease in FHLB borrowings was a result of the deposit growth during the first quarter of 2023 that primarily funded our loan growth and supported other funding needs and allowing us to repay our FHLB advances. As of March 31, 2023, we had $580.8 million of unused and available FHLB lines of credit.

Other borrowings can consist of federal funds purchased, secured borrowings due to failed loan sales, and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts was $3.9 million and $6.4 million at March 31, 2023 and December 31, 2022, respectively.

We had secured borrowings of $20.6 million as of June 30, 2023 related to loan transfers to another financial institution during the three and six months ended June 30, 2023 that did not meet the criteria to be treated as a sale under relevant accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. For additional information on secured borrowings refer to “Note 1 –Accounting Policies” in this Form 10-Q/A.

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

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	June 30,	December 31,
	Purposes	Well Capitalized (1)	2023	2022
Primis Financial Corp.
Leverage ratio	4.00%	n/a	7.74%	9.52%
Common equity tier 1 capital ratio	4.50%	n/a	9.21%	10.07%
Tier 1 risk-based capital ratio	6.00%	n/a	9.51%	10.40%
Total risk-based capital ratio	8.00%	n/a	12.96%	14.33%

Primis Bank
Leverage ratio	4.00%	5.00%	9.35%	11.24%
Common equity tier 1 capital ratio	7.00%	6.50%	11.51%	12.40%
Tier 1 risk-based capital ratio	8.50%	8.00%	11.51%	12.40%
Total risk-based capital ratio	10.50%	10.00%	12.71%	13.59%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.71% at June 30, 2023, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

CRITICAL ACCOUNTING POLICIES (Restated)

The critical accounting policies are discussed in MD&A in our restated Annual Report on Form 10-K/A for the year ended December 31, 2022. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1. Organization and Significant Accounting Policies” in the Form 10-K/A for the year ended December 31, 2022. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1. Accounting Policies” in this Form 10-Q/A.

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

	Sensitivity of Economic Value of Equity
	As of June 30, 2023
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$503,320	$(57,915)	(10.32)%	13.02%	128.92%
Up 300	515,991	(45,244)	(8.06)%	13.35%	132.16%
Up 200	527,895	(33,340)	(5.94)%	13.65%	135.21%
Up 100	551,187	(10,048)	(1.79)%	14.26%	141.18%
Base	561,235	—	—%	14.52%	143.75%
Down 100	556,910	(4,325)	(0.77)%	14.40%	142.64%
Down 200	534,924	(26,311)	(4.69)%	13.84%	137.01%

	Sensitivity of Economic Value of Equity
	As of December 31, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$481,135	$(63,410)	(11.64)%	13.49%	123.70%
Up 300	496,136	(48,409)	(8.89)%	13.91%	127.55%
Up 200	510,807	(33,738)	(6.20)%	14.32%	131.32%
Up 100	534,163	(10,382)	(1.91)%	14.98%	137.33%
Base	544,545	—	—%	15.27%	140.00%
Down 100	539,297	(5,248)	(0.96)%	15.12%	138.65%
Down 200	513,948	(30,597)	(5.62)%	14.41%	132.13%

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

As of the end of the period covered by this quarterly report on Form 10-Q/A, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our CEO and CFO have concluded that these controls and procedures are not effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A. This conclusion was reached as a result of the continued remediation of previously identified material weaknesses in its internal controls over financial reporting as further described in Item 9A in the restated 2022 Annual Report on Form 10-K/A related to complex accounting arrangements and also due to the identification of an additional material weakness related to the transfer of certain loans to another financial institution during the six months ended June 30, 2023.

Management identified the additional material weakness over the Company’s internal controls over financial reporting for the six months ended June 30, 2023 related to accounting determinations for transfers of financial assets including lack of a formally designed process and procedure for evaluation of loan transfers. The existing procedures did not outline the process to be taken and individuals to be involved in assessment of the proper accounting for loan transfers and were not sufficient enough to facilitate a proper conclusion on loan transfer transactions.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Amendment. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, at the reasonable assurance level, because of the material weakness in internal controls, which were disclosed in the Company's restated Annual Report on Form 10-K/A for the year ended December 31, 2022 (with respect to the Consumer Program) and Current Report on Form 8-K on March 1, 2024 (with respect to the loan transfers). Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in the Form 10-Q/A, for the three and six months ended June 30, 2023, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

November 1, 2024	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

November 1, 2024	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer