Form 10-Q/A
period 2023-09-30
Primis Financial Corp.
filed 2024-11-08
CIK 1325670

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

Yes ☐ No ☒

As of November 1, 2024, there were 24,722,734 shares of common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

Primis Financial Corp (“we”, “us”, “our”, the “Company” or “Primis”), is filing this Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A ”) to amend and restate certain items in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2023 (the “Original 10-Q”, and, as amended by this Amendment, the “Quarterly Report”) to reflect the restatement of the Company’s financial statements as of and for the quarter ended September 30, 2023 and 2022 contained in the Original 10-Q (the “Restatement”).

This Form 10-Q/A is also being updated to reflect the recognition of fraud losses in the appropriate periods, including opening equity in the earliest period presented, for the employee loan fraud discovered by the Company in June of 2023 as initially described in the Company’s  Form 8-K filed with the SEC on November 9, 2023. The Original 10-Q reflected the fraud losses in each period presented and this Form 10-Q/A reflects final adjustments to those amounts previously reported.

Background of the Restatement

As previously reported in the Company’s Form 8-K filed on March 1, 2024, as part of the Company’s year-end reporting process in the first quarter of 2024, the Company determined that the transfer of certain loans from Primis Bank to other financial institutions in the first, second, and third quarter of 2023 did not qualify for sales treatment under Generally Accepted Accounting Principles (“U.S. GAAP”) and should have been accounted for as secured borrowings.

Also, as previously reported in the Company’s Form 8-K filed on August 12, 2024, the Company completed its initial consultation process with the Office of the Chief Accountant of the SEC related to the accounting for its Consumer Program loan portfolio. The Company received a non-objection from the SEC to the Company’s accounting conclusions required to correct the prior accounting for the Consumer Program. As a result, in consultation with the Company’s Audit Committee to its Board of Directors and its independent registered public accounting firm, Forvis Mazars, LLP, management determined that the corrections to the Consumer Program accounting was material to the financial statements as of and for the three and nine months ended September 30, 2023 and 2022, which are also being restated in this Form 10-Q/A.

For a more detailed description of the financial impact of the Restatement, see the “Restatement of Previously Issued Condensed Consolidated Financial Statements” section of Note 1 – Accounting Policies, to the unaudited condensed consolidated financial statements contained in this Amendment and “Restatement and Revision of Previously Issued Financial Statements” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Amendment.

Items Amended in the Form 10-Q/A

The following items are amended and restated in their entirety in this Amendment: Part I, Item 1, “Financial Statements”; Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Item 4, “Controls and Procedures”; and Part II, Item 6, “Exhibits”.

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

PRIMIS FINANCIAL CORP.

FORM 10-Q/A

September 30, 2023

TABLE OF CONTENTS	PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Revised and Restated)

Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (Revised and restated)	2
Condensed Consolidated Statements of Income (Loss) and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 (Revised and restated)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (Revised and restated)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Revised and restated)	6
Notes to Unaudited Condensed Consolidated Financial Statements (Revised and restated)	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (Revised and restated)	42

Item 3 – Quantitative and Qualitative Disclosures about Market Risk (Revised and restated)	61

Item 4 – Controls and Procedures (Restated)	62

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	64

Item 1A – Risk Factors (Restated)	64

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3 – Defaults Upon Senior Securities	65

Item 4 – Mine Safety Disclosures	65

Item 5 – Other Information	65

Item 6 - Exhibits (Restated)	66

Signatures	67

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Cash and cash equivalents:	(Revised and Restated)
Cash and due from financial institutions	$23,966	$6,868
Interest-bearing deposits in other financial institutions	69,899	70,991
Total cash and cash equivalents	93,865	77,859

Securities available-for-sale, at fair value (amortized cost of $255,446 and $269,036, respectively)	216,875	236,315

Securities held-to-maturity, at amortized cost (fair value of $10,582 and $12,449, respectively)	11,975	13,520

Loans held for sale, at fair value	57,511	27,626
Loans held for sale, at lower of cost or market	8,755	—
Total loans held for sale	66,266	27,626

Loans held for investment, collateralizing secured borrowings	29,634	—
Loans held for investment	3,148,712	2,946,637
Less: allowance for credit losses	(35,862)	(34,544)
Net loans	3,142,484	2,912,093

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	12,796	25,815
Bank premises and equipment, net	24,878	25,257
Assets held for sale	3,115	3,115
Operating lease right-of-use assets	11,402	5,335
Goodwill	93,459	104,609
Intangible assets, net	2,282	3,254
Bank-owned life insurance	67,176	67,201
Deferred tax assets, net	24,179	19,874
Consumer Program derivative	10,637	—
Other assets	57,470	44,791
Total assets	$3,838,859	$3,566,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$490,719	$582,572
Interest-bearing deposits:
NOW accounts	803,276	617,687
Money market accounts	800,951	811,365
Savings accounts	746,608	245,786
Time deposits	451,850	465,057
Total interest-bearing deposits	2,802,685	2,139,895
Total deposits	3,293,404	2,722,467

Securities sold under agreements to repurchase	3,838	6,445
FHLB advances	—	325,000
Secured borrowings	29,649	—
Junior subordinated debt	9,818	9,781
Senior subordinated notes	85,706	85,531
Operating lease liabilities	12,347	5,767
Consumer Program derivative	—	473
Other liabilities	26,487	22,232
Total liabilities	3,461,249	3,177,696

Commitments and contingencies (See Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,686,764 and 24,680,097 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	246	246
Additional paid in capital	313,052	312,722
Retained earnings	94,783	101,850
Accumulated other comprehensive loss	(30,471)	(25,850)
Total stockholders' equity	377,610	388,968
Total liabilities and stockholders' equity	$3,838,859	$3,566,664

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE LOSS

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:	(Revised and Restated)	(Revised and Restated)	(Revised and Restated)	(Revised and Restated)
Interest and fees on loans	$45,312	$30,213	$125,253	$81,191
Interest and dividends on taxable securities	1,491	1,417	4,423	4,082
Interest and dividends on tax exempt securities	102	101	305	311
Interest and dividends on other earning assets	1,122	555	12,504	1,409
Total interest and dividend income	48,027	32,286	142,485	86,993
Interest expense:
Interest on deposits	21,576	3,287	61,403	7,971
Interest on other borrowings	2,121	1,870	8,096	4,594
Total interest expense	23,697	5,157	69,499	12,565
Net interest income	24,330	27,129	72,986	74,428
Provision for credit losses	1,616	2,890	11,231	3,411
Net interest income after provision for credit losses	22,714	24,239	61,755	71,017

Noninterest income:
Account maintenance and deposit service fees	1,534	1,525	4,215	4,318
Income from bank-owned life insurance	787	394	1,601	1,147
Mortgage banking income	4,922	2,197	14,435	2,790
Gain on sale of loans	217	—	268	—
Consumer Program derivative	2,033	(871)	15,233	(1,055)
Other noninterest income	231	283	578	864
Total noninterest income	9,724	3,528	36,330	8,064

Noninterest expenses:
Salaries and benefits	13,809	12,594	44,120	32,792
Occupancy expenses	1,633	1,402	4,671	4,277
Furniture and equipment expenses	1,537	1,455	4,966	3,683
Amortization of intangible assets	317	326	952	1,008
Virginia franchise tax expense	849	813	2,546	2,440
FDIC insurance assessment	820	199	2,254	658
Data processing expense	2,250	1,528	7,329	4,311
Marketing expense	377	938	1,467	2,134
Telephone and communication expense	356	342	1,149	1,090
Professional fees	1,118	1,261	3,055	3,182
Miscellaneous lending expenses	424	701	1,878	1,074
Fraud losses	267	263	2,719	373
Goodwill impairment	11,150	—	11,150	—
Other operating expenses	2,041	2,063	6,085	6,438
Total noninterest expenses	36,948	23,885	94,341	63,460
(Loss) income before income taxes	(4,510)	3,882	3,744	15,621
Income tax expense	1,519	969	3,405	3,571
Net (loss) income	$(6,029)	$2,913	$339	$12,050
Other comprehensive loss:
Unrealized loss on available-for-sale securities	$(5,557)	$(12,068)	(5,850)	(36,167)
Tax benefit	(1,167)	(2,534)	(1,229)	(7,595)
Other comprehensive loss	(4,390)	(9,534)	(4,621)	(28,572)
Comprehensive loss	$(10,419)	$(6,621)	$(4,282)	$(16,522)
(Loss) earnings per share, basic	$(0.24)	$0.12	$0.01	$0.49
(Loss) earnings per share, diluted	$(0.24)	$0.12	$0.01	$0.49

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Revised and Restated)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance - June 30, 2023	24,690,064	$246	$312,976	$103,281	$(26,081)	$390,422
Net loss	—	—	—	(6,029)	—	(6,029)
Other comprehensive loss	—	—	—	—	(4,390)	(4,390)
Dividends on common stock ($0.10 per share)	—	—	—	(2,469)	—	(2,469)
Restricted stock forfeited	(3,300)	—	—	—	—	—
Stock-based compensation expense	—	—	76	—	—	76
Balance - September 30, 2023	24,686,764	$246	$313,052	$94,783	$(30,471)	$377,610

	For the Three Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance - June 30, 2022	24,650,239	$246	$312,240	$101,770	$(17,926)	$396,330
Net income	—	—	—	2,913	—	2,913
Other comprehensive loss	—	—	—	—	(9,534)	(9,534)
Dividends on common stock ($0.10 per share)	—	—	—	(2,465)	—	(2,465)
Stock-based compensation expense	—	—	116	—	—	116
Balance - September 30, 2022	24,650,239	$246	$312,356	$102,218	$(27,460)	$387,360

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Revised and Restated)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

		For the Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance - December 31, 2022	24,680,097	$246	$312,722	$101,850	$(25,850)	$388,968
Net income	—	—	—	339	—	339
Other comprehensive loss	—	—	—	—	(4,621)	(4,621)
Dividends on common stock ($0.30 per share)	—	—	—	(7,406)	—	(7,406)
Shares retired to unallocated	(1,033)	—	—	—	—	—
Stock option exercises	8,000	—	85	—	—	85
Restricted stock granted	5,000	—	—	—	—	—
Restricted stock forfeited	(5,300)	—	—	—	—	—
Repurchase of restricted stock	—	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	257	—	—	257
Balance - September 30, 2023	24,686,764	$246	$313,052	$94,783	$(30,471)	$377,610

		For the Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance - December 31, 2021	24,574,619	$245	$311,127	$97,555	$1,112	$410,039
Net income	—	—	—	12,050	—	12,050
Other comprehensive loss	—	—	—	—	(28,572)	(28,572)
Dividends on common stock ($0.30 per share)	—	—	—	(7,387)	—	(7,387)
Shares retired to unallocated	(538)	—	—	—	—	—
Stock option exercises	27,500	1	278	—	—	279
Restricted stock granted	1,500	—	—	—	—	—
Repurchase of restricted stock	—	—	(8)	—	—	(8)
Stock-based compensation expense	—	—	959	—	—	959
Shares issued in lieu of bonus	47,158	—	—	—	—	—
Balance - September 30, 2022	24,650,239	$246	$312,356	$102,218	$(27,460)	$387,360

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:	(Revised and Restated)	(Revised and Restated)
Net income	$339	$12,050
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	6,954	4,941
Net amortization of premiums and (accretion of discounts)	(710)	505
Provision for credit losses	11,231	3,411
Net change in mortgage loans held for sale	(21,554)	7,305
Mortgage banking income	(14,435)	(2,790)
Net gains on sale of loans	(268)	—
Loss on bank premises and equipment and assets held for sale	—	684
Earnings on bank-owned life insurance	(1,571)	(1,147)
Gain on bank-owned life insurance death benefit	(30)	—
Stock-based compensation expense	257	959
Gain on other real estate owned	—	(59)
Goodwill impairment	11,150	—
Deferred income tax benefit	(3,077)	(681)
Net change in fair value of Consumer Program derivative	(11,110)	1,196
Net increase in other assets	(24,636)	(1,733)
Net increase (decrease) in other liabilities	10,842	(1,584)
Net cash and cash equivalents (used in) provided by operating activities	(36,618)	23,057
Investing activities:
Purchases of securities available-for-sale	(10,487)	(32,486)
Proceeds from paydowns, maturities and calls of securities available-for-sale	23,496	27,650
Proceeds from paydowns, maturities and calls of securities held-to-maturity	1,518	8,478
Net decrease (increase) of FRB and FHLB stock	13,019	(1,168)
Net increase in loans	(240,036)	(396,891)
Proceeds from bank-owned life insurance death benefit	873	352
Proceeds from sales of other real estate owned, net of improvements	—	181
Purchases of bank premises and equipment	(1,405)	(706)
Business acquisition, net of cash acquired	—	(4,554)
Net cash and cash equivalents used in investing activities	(213,022)	(399,144)
Financing activities:
Net (decrease) increase in deposits	570,937	(54,896)
Cash dividends paid on common stock	(7,406)	(7,387)
Proceeds from exercised stock options	85	279
Repurchase of restricted stock	(12)	(8)
Proceeds from secured borrowings, net of repayments	29,649	—
Proceeds from (repayment of) short-term FHLB advances	(325,000)	25,000
Repayment of short-term borrowings	—	(19,254)
Decrease in securities sold under agreements to repurchase	(2,607)	(76)
Net cash and cash equivalents provided by (used in) financing activities	265,646	(56,342)
Net change in cash and cash equivalents	16,006	(432,429)
Cash and cash equivalents at beginning of period	77,859	530,167
Cash and cash equivalents at end of period	$93,865	$97,738
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$66,148	$12,286
Income taxes	$3,908	$3,035
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$6,067	$—
Loans held for investment transferred to loans held for sale	$8,755	$—

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

The Company’s interest rate swaps meets the definition of a derivative instrument under ASC 815, Derivatives and Hedging, and are accounted for both initially and subsequently at its fair value. The Company assessed the derivative instruments at inception and determined they met the requirements under ASC 815 to be accounted for as fair value hedges. Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. The Company’s interest rate swaps are fair value hedges that are accounted for using the portfolio layer method, which allows the Company to hedge the interest rate risk of prepayable loans by designating as the hedged item a stated amount of a closed portfolio of consumer and commercial loans that are expected to be outstanding for the designated hedge periods. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instruments, as well as the gains and losses attributable to the change in fair value of the hedged items, are recognized in interest income in the same income statement line item with the hedged item in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability  are included in the basis of the hedged items, while the corresponding change in the fair value of the derivative instruments are recorded as an adjustment to other assets or other liabilities, as applicable.

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

Transfers of Financial Assets

The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Transfers of an entire financial asset (i.e. loan sales), a group of entire financial assets, or a participating interest in an entire financial asset (i.e. loan participations sold) are accounted for as sales when control over the assets have been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking that right)  to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Participations or other partial loan sales that do not meet the definition of a participating interest would remain on the balance sheet and the proceeds are recorded as a secured borrowing. Secured borrowings are initially recorded at fair value which corresponds to the proceeds received for the transfer of the assets, and any failed sale discount is amortized into income over the life of the related asset. The Company retains servicing rights on loans transferred under secured borrowings, but in accordance with U.S. GAAP does not record a servicing asset. The Company transferred $11.0 million and $31.8 million in principal balance of loans to other financial institutions during the three and nine months ended September 30, 2023, respectively, that were accounted for as secured borrowings. As of September 30, 2023 the amortized cost of those loans recorded in loans held for investment in our balance sheet was $29.6 million. None of the loans were past due or on nonaccrual as of September 30, 2023 and we had no charge-offs of these loans during the three or nine months ended September 30, 2023. See Note 7 –  Debt and Other Borrowings – for additional information on transfers accounted for as secured borrowings.

The Company transferred $15.7 million in principal balance of loans to third-parties during the three and nine months ended September 30, 2023 that met the requirements to be accounted for as a sale.  The Company retained servicing rights on the loans sold and recorded a servicing asset for certain of the sold loans at the time of sale.  Subsequent to the date of transfer, the Company has elected to measure servicing assets under the amortization method. Under the amortization method, servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of servicing assets is analyzed each reporting period and is adjusted to reflect changes in prepayment speeds, as well as other factors. Servicing assets are evaluated for impairment based on the fair value of those assets. Impairment is determined by assessing the servicing assets based on groupings of predominant risk characteristics, such as interest rate and loan type. If, by servicing asset grouping, the carrying amount of the servicing assets exceeds fair value, a valuation allowance is established through a charge to earnings. The valuation allowance is adjusted as the fair value changes. The Company recorded no impairment of its servicing assets during the three and nine months ended September 30, 2023. Servicing assets are included in other assets in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company had the following activity in regard to its servicing assets (amounts in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(dollars in thousands)	2023	2023
Beginning balance	$—	$—
Assets acquired	79	79
Amortization	(1)	(1)
Ending Balance	$78	$78

Retained Earnings Revisions

During the second quarter of 2023, the Company discovered an employee loan fraud with total exposure of approximately $2.5 million. The fraud dated back to the origination of several loans to a customer in 2010. Management believes, on the advice of its counsel, its insurance broker and a third party forensic auditor, that the losses are recoverable under the Company’s insurance policies and is working through the claims process. The Company has evaluated the effect of the error, both qualitatively and quantitatively, and believes the impact to prior years is immaterial to each respective period assessed. However, the Company’s quantitative and qualitative assessments of the fraud losses on its projected 2023 annual earnings was expected to be material at the time the evaluation was performed as of June 30, 2023. Accordingly, the Company made the decision to report the losses in the respective periods in which they were incurred in its future Form 10-Q and Form 10-K filings by revising impacted periods beginning with the Quarterly Report on Form 10-Q as of June 30, 2023. For all of its filings on and after June 30, 2023, the Company revised opening retained earnings of the earliest period presented for losses incurred in earlier periods and revised all prior periods presented in the filing for losses incurred related to the period. Accordingly, the Company has revised prior periods presented in this Form 10-Q/A to reflect the fraud losses in the respective period incurred, with any losses incurred prior to January 1, 2022 adjusted in the January 1, 2022 opening retained earnings balance, as previously reported in the Company’s restated Annual Report on Form 10-K/A for the year ended December 31, 2022.

The table below discloses the net change (increase or (decrease)) included in  each condensed consolidated statements of income (loss) and comprehensive loss line items in this Form 10-Q/A for the respective prior periods, as a result of the revisions discussed above. The revisions resulted in no change to basic or diluted EPS for the three months ended September 30, 2022 and a decline in basic EPS of $0.01 and no change to diluted EPS for the nine months ended September 30, 2022.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(dollars in thousands)	2022	2022
Income Statement:
Decrease in interest income	$(35)	$(89)
Increase in noninterest expenses	-	92
Decrease in income tax expense	(6)	(36)
Net decrease in net (loss) income	$(29)	$(145)

Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements

On February 26, 2024, the Audit Committee of the Board of Directors of the Company and the Company’s management team concluded, following discussions with the Company’s independent registered public accounting firm, Forvis Mazars, LLP, (“Forvis”), that the Company’s previously-issued unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 should no longer be relied upon.

The accounting matters underlying the Company’s conclusion related to transfers of loans by the Company’s subsidiary, Primis Bank, of approximately $31.8 million (the “Transferred Loans”) to other financial institution during  the three and nine months ended September 30, 2023. As part of the Company’s 2023 year-end reporting process in the first quarter of 2024, the Company determined that the transfer of the Transferred Loans from Primis Bank to the other financial institutions did not qualify for sales treatment under U.S. GAAP and should have been accounted for as secured borrowings. The Company’s management team then undertook extensive discussions with Forvis regarding the effect of the mischaracterization of the transfers on the Company’s reported financial results, and ultimately determined that the Impacted Financial Statements should be restated.

Additionally, during the 2023 annual independent audit of the Company by Forvis, the Company pursued a pre-clearance process with the Office of the Chief Accountant of the SEC related to accounting for the Consumer Program loan portfolio as more fully described in its Annual Report on Form 10-K for the year ended December 31, 2023.  The Company received a non-objection from the SEC to the Company’s accounting conclusions required to correct the prior accounting for the Consumer Program. As a result, in consultation with the Company’s Audit Committee to its Board of Directors and its independent registered public accounting firm, Forvis, management determined that the corrections to the Consumer Program accounting was material to the financial statements as of and for the three and nine months ended September 30, 2023 and 2022, which are also being restated in this Form 10-Q/A..

The primary effects of the restatements for the failed loan sale and Consumer Program as of September 30, 2023, and for the three and nine month periods then ended are shown below.

As of and for the three and nine months ended September 30, 2023
(In thousands, expect per share data)
		As Revised[1],
	As Reported	As Restated
Condensed Consolidated Balance Sheet
Loans held for investment	$3,145,867	$3,148,712
Loans held for investment, collateralizing secured borrowings	-	29,634
Allowance for credit losses	(35,767)	(35,862)
Net Loans	3,110,100	3,142,484
Deferred tax assets, net	22,456	24,179
Consumer Program derivative	-	10,637
Other assets	91,647	57,470
Total assets	3,813,775	3,838,859
Secured borrowings	-	29,649
Other liabilities	38,143	26,487
Total liabilities	3,430,909	3,461,249
Retained earnings	100,039	94,783
Stockholders’ equity	382,866	377,610
Total liabilities and stockholders' equity	$3,813,775	$3,838,859

Condensed Consolidated Statement of Income and Comprehensive Income (Loss)
Three months ended September 30, 2023
Interest and fees on loans	$47,771	$45,312
Total interest and dividend income	50,486	48,027
Interest on other borrowings	1,785	2,121
Total interest expense	23,361	23,697
Net interest income	27,125	24,330
Provision for credit losses	1,648	1,616
Net interest income after provision for credit losses	25,477	22,714
Consumer program derivative	—	2,033
Credit enhancement income	2,047	—
Gain on sale of loans	451	217
Other noninterest income	232	231
Total noninterest income	9,942	9,724
Credit enhancement costs	337	—
Miscellaneous lending expenses	—	424
Other operating expenses	2,521	2,041
Total noninterest expenses	37,074	36,948
(Loss) income before income taxes	(1,655)	(4,510)
Income tax expense	1,912	1,519
Net (loss) income	$(3,567)	$(6,029)
Comprehensive loss	$(7,957)	$(10,419)
EPS – Basic	$(0.14)	$(0.24)
EPS – Diluted	$(0.14)	$(0.24)

Nine months ended September 30, 2023
Interest and fees on loans	$133,047	$125,253
Total interest and dividend income	150,279	142,485
Interest on other borrowings	7,229	8,096
Total interest expense	68,632	69,499
Net interest income	81,647	72,986
Provision for credit losses	11,136	11,231
Net interest income after provision for credit losses	70,511	61,755
Gain on sale of loans	1,111	268
Consumer Program derivative	-	15,233
Credit enhancement income	8,085	-
Other noninterest income	579	578
Total noninterest income	29,960	36,330

Miscellaneous lending expenses	-	1,878
Other operating expenses	9,646	6,085
Total noninterest expenses	95,030	94,341
(Loss) income before income taxes	5,441	3,744
Income tax expense	3,243	3,405
Net (loss) income	$2,198	$339
Comprehensive loss	$(2,423)	$(4,282)
EPS – Basic	$0.09	$0.01
EPS – Diluted	$0.09	$0.01

Condensed Consolidated Statement of Changes in Stockholders’ Equity
Total stockholders' equity, June 30, 2023	$393,216	$390,422
Retained earnings, June 30, 2023	106,075	103,281
Net income (loss), three months ended September 30, 2023	(3,567)	(6,029)
Retained earnings, September 30, 2023	100,039	94,783
Total stockholders' equity, September 30, 2023	$382,866	$377,610

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended
Total stockholders' equity, December 31, 2022	$392,365	$388,968
Retained earnings, December 31, 2022	105,247	101,850
Net income, nine months ended September 30, 2023	2,198	339
Retained Earnings, September 30, 2023	100,039	94,783
Total shareholders' equity, September 30, 2023	$382,866	$377,610

Condensed Consolidated Statement of Cash Flows
Operating activities
Net income	$2,198	$339
Provision for credit losses	11,136	11,231
Net change in fair value of Consumer program derivative	—	(11,110)
Net gains on sale of loans	(1,111)	(268)
Credit enhancement income	(8,085)	—
Provision (benefit) for deferred income taxes	(2,939)	(3,077)
Net increase in other assets	(33,189)	(24,636)
Net increase (decrease) in other liabilities	10,144	10,842
Net cash and cash equivalents (used in) provided by operating activities	(41,785)	(36,618)
Investing activities
Net increase in loans	$(206,714)	$(240,036)
Net cash and cash equivalents used in investing activities	(178,295)	(213,022)
Financing activities
Net (decrease) increase in deposits	$571,026	$570,937
Change in secured borrowings	—	29,649
Net cash and cash equivalents provided by financing activities	236,086	265,646
Supplemental disclosue of cash flow information
Cash payments for interest	65,430	66,148

__________________________________________

1 These balances include revisions from the Company’s original Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2023 to reflect adjustments related to the fraud losses, as described in the Company’s restated Annual Report on Form 10-K/A as of and for the year ended December 31, 2022.

The primary effects of the restatement related to the Consumer Program as of September 30, 2022, and for the three- and nine-month period then ended are shown below.

As of and for the three and nine months ended September 30, 2022
(In thousands, expect per share data)		As Revised[1],
	As Reported	As Restated
Condensed Consolidated Statement of Income and Comprehensive Income (Loss)
Three months ended September 30, 2022
Interest and fees on loans	$30,488	$30,213
Total interest and dividend income	32,561	32,286
Interest on other borrowings	1,859	1,870
Total interest expense	5,146	5,157
Net interest income	27,415	27,129
Net interest income after provision for credit losses	24,525	24,239
Consumer Program derivative	-	(871)
Credit enhancement income	1,220	-
Other noninterest income	284	283
Total noninterest income	5,620	3,528
Miscellaneous lending expenses	-	701
Other operating expenses	2,903	2,063
Total noninterest expenses	23,761	23,885
(Loss) income before income taxes	6,384	3,882
Income tax expense	1,359	969
Net (loss) income	$5,025	$2,913
Comprehensive loss	$(4,509)	$(6,621)
EPS – Basic	$0.21	$0.12
EPS – Diluted	$0.20	$0.12

Nine months ended September 30, 2022
Interest and fees on loans	$81,548	$81,191
Total interest and dividend income	87,350	86,993
Interest on other borrowings	4,558	4,594
Total interest expense	12,529	12,565
Net interest income	74,821	74,428
Net interest income after provision for credit losses	71,410	71,017
Consumer Program derivative	-	(1,055)
Credit enhancement income	1,220	-
Other noninterest income	865	864
Total noninterest income	10,340	8,064
Miscellaneous lending expenses	-	1,074
Other operating expenses	7,695	6,438
Total noninterest expenses	63,270	63,460
(Loss) income before income taxes	18,480	15,621
Income tax expense	3,971	3,571
Net (loss) income	$14,509	$12,050
Comprehensive loss	$(14,063)	$(16,522)
EPS – Basic	$0.60	$0.49
EPS – Diluted	$0.59	$0.49

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended
Total shareholders' equity, June 30, 2022	$396,754	$396,330
Retained Earnings, June 30, 2022	102,194	101,770
Net income, three months ended September 30, 2022	5,025	2,913
Retained Earnings, September 30, 2022	104,754	102,218
Total shareholders' equity, September 30, 2022	$389,896	$387,360

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended
Total shareholders' equity, December 31, 2021	$410,116	$410,039
Retained Earnings, December 31, 2021	97,632	97,555
Net income, nine months ended September 30, 2022	14,509	12,050
Retained Earnings, September 30, 2022	104,754	102,218
Total shareholders' equity, September 30, 2022	$389,896	$387,360

Condensed Consolidated Statement of Cash Flows
Operating activities
Net income	$14,509	$12,050
Credit enhancement income	(1,220)	-
Benefit for deferred income taxes	(700)	(681)
Net change in fair value of Consumer Program derivative	-	1,196
Net increase in other assets	(903)	(1,733)
Net increase (decrease) in other liabilities	(1,662)	(1,584)
Net cash and cash equivalents (used in) provided by operating activities	23,149	23,057
Investing activities
Net increase in loans	(396,983)	(396,891)
Net cash and cash equivalents used in investing activities	(399,236)	(399,144)

_____________________________________________

1 These balances include revisions from the Company’s original Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2022 to reflect adjustments related to the fraud losses, as described in the Company’s restated Annual Report on Form 10-K/A as of and for the year ended December 31, 2022.

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

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
September 30, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$2,643	$(81)	$91,222	$(19,141)	$93,865	$(19,222)
Obligations of states and political subdivisions	5,915	(198)	21,397	(5,366)	27,312	(5,564)
Corporate securities	895	(104)	12,418	(2,582)	13,313	(2,686)
Collateralized loan obligations	—	—	4,955	(64)	4,955	(64)
Residential government-sponsored collateralized mortgage obligations	12,186	(281)	17,554	(2,298)	29,740	(2,579)
Government-sponsored agency securities	—	—	12,968	(3,287)	12,968	(3,287)
Agency commercial mortgage-backed securities	—	—	29,280	(5,111)	29,280	(5,111)
SBA pool securities	356	—	2,776	(66)	3,132	(66)
Total	$21,995	$(664)	$192,570	$(37,915)	$214,565	$(38,579)

	Less than 12 months		12 Months or More		Total
September 30, 2023	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,138	$(1,219)	$8,138	$(1,219)
Obligations of states and political subdivisions	1,870	(86)	367	(67)	2,237	(153)
Residential government-sponsored collateralized mortgage obligations	—	—	207	(21)	207	(21)
Total	$1,870	$(86)	$8,712	$(1,307)	$10,582	$(1,393)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$23,484	$(2,268)	$79,283	$(14,223)	$102,767	$(16,491)
Obligations of states and political subdivisions	10,026	(388)	17,609	(4,539)	27,635	(4,927)
Corporate securities	14,828	(1,172)	—	—	14,828	(1,172)
Collateralized loan obligations	—	—	4,876	(146)	4,876	(146)
Residential government-sponsored collateralized mortgage obligations	22,343	(1,375)	4,252	(673)	26,595	(2,048)
Government-sponsored agency securities	1,484	(16)	13,132	(3,087)	14,616	(3,103)
Agency commercial mortgage-backed securities	13,031	(371)	24,386	(4,392)	37,417	(4,763)
SBA pool securities	529	(38)	3,243	(49)	3,772	(87)
Total	$85,725	$(5,628)	$146,781	$(27,109)	$232,506	$(32,737)

	Less than 12 months		12 Months or More		Total
December 31, 2022	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$9,457	$(1,002)	$58	$(5)	$9,515	$(1,007)
Obligations of states and political subdivisions	1,255	(46)	—	—	1,255	(46)
Residential government-sponsored collateralized mortgage obligations	75	(4)	181	(17)	256	(21)
Total	$10,787	$(1,052)	$239	$(22)	$11,026	$(1,074)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES (Revised and Restated)

The following table summarizes the composition of our loan portfolio as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Loans held for sale, at fair value	$57,511	$27,626
Loans held for sale, at lower of cost or market	8,755	—
Total loans held for sale	$66,266	$27,626

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$440,344	$459,866
Commercial real estate - non-owner occupied	576,881	579,733
Secured by farmland	5,082	5,970
Construction and land development	172,005	148,690
Residential 1-4 family	600,389	609,694
Multi-family residential	129,586	140,321
Home equity lines of credit	59,996	65,152
Total real estate loans	1,984,283	2,009,426

Commercial loans (2)	613,658	520,741
Paycheck Protection Program loans	2,105	4,564
Consumer loans	572,308	405,278
Total Non-PCD loans	3,172,354	2,940,009
PCD loans	5,992	6,628
Total loans held for investment	$3,178,346	$2,946,637

1 Includes $8.5 million related to loans collateralizing secured borrowings.

2 Includes $21.1 million related to loans collateralizing secured borrowings.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $17.3 million and $10.8 million at September 30, 2023 and December 31, 2022, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of September 30, 2023 and December 31, 2022 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
September 30, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$801	$53	$—	$854	$439,490	$440,344
Commercial real estate - non-owner occupied	225	—	13,066	13,291	563,590	576,881
Secured by farmland	—	—	479	479	4,603	5,082
Construction and land development	997	682	—	1,679	170,326	172,005
Residential 1-4 family	2,152	408	1,178	3,738	596,651	600,389
Multi- family residential	—	—	—	—	129,586	129,586
Home equity lines of credit	551	141	234	926	59,070	59,996
Commercial loans	1,012	—	1,366	2,378	611,280	613,658
Paycheck Protection Program loans	3	—	1,771	1,774	331	2,105
Consumer loans	3,069	2,308	186	5,563	566,745	572,308
Total Non-PCD loans	8,810	3,592	18,280	30,682	3,141,672	3,172,354
PCD loans	1,201	—	1,241	2,442	3,550	5,992
Total	$10,011	$3,592	$19,521	$33,124	$3,145,222	$3,178,346

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2022	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$55	$—	$—	$55	$459,811	$459,866
Commercial real estate - non-owner occupied	290	169	19,641	20,100	559,633	579,733
Secured by farmland	—	—	—	—	5,970	5,970
Construction and land development	46	—	—	46	148,644	148,690
Residential 1-4 family	2,180	410	304	2,894	606,800	609,694
Multi- family residential	—	—	—	—	140,321	140,321
Home equity lines of credit	431	96	249	776	64,376	65,152
Commercial loans	39	—	2,956	2,995	517,746	520,741
Paycheck Protection Program loans	16	15	3,360	3,391	1,173	4,564
Consumer loans	2,079	1,421	200	3,700	401,578	405,278
Total Non-PCD loans	5,136	2,111	26,710	33,957	2,906,052	2,940,009
PCD loans	—	—	1,328	1,328	5,300	6,628
Total	$5,136	$2,111	$28,038	$35,285	$2,911,352	$2,946,637

The amortized cost, by class, of loans and leases on nonaccrual status at September 30, 2023 and December 31, 2022, were as follows (in thousands):

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
September 30, 2023	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$427	$427	$427
Commercial real estate - non-owner occupied	13,066	—	13,066	—
Secured by farmland	479	—	479	479
Construction and land development	—	24	24	24
Residential 1-4 family	1,178	841	2,019	2,019
Home equity lines of credit	234	483	717	717
Commercial loans	1,366	47	1,413	45
Paycheck Protection Program loans	57	—	57	57
Consumer loans	186	542	728	728
Total Non-PCD loans	16,566	2,364	18,930	4,496
PCD loans	1,241	—	1,241	1,241
Total	$17,807	$2,364	$20,171	$5,737

	90	Less Than	Total	Nonaccrual With
	Days	90 Days	Nonaccrual	No Credit
December 31, 2022	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$—	$509	$509	$509
Commercial real estate - non-owner occupied	19,641	—	19,641	19,641
Secured by farmland	—	713	713	713
Construction and land development	—	29	29	29
Residential 1-4 family	304	8,995	9,299	9,299
Home equity lines of credit	249	301	550	550
Commercial loans	2,956	121	3,077	121
Paycheck Protection Program loans	—	4	4	4
Consumer loans	200	134	334	299
Total Non-PCD loans	23,350	10,806	34,156	31,165
PCD loans	1,328	—	1,328	1,328
Total	$24,678	$10,806	$35,484	$32,493

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

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of September 30, 2023 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2023	2022	2021	2020	2019	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$28,943	$91,264	$61,246	$18,243	$21,367	$199,826	$2,256	$6,770	$429,915
Special Mention	—	—	219	—	—	5,073	—	—	5,292
Substandard	—	—	—	—	96	5,041	—	—	5,137
Doubtful	—	—	—	—	—	—	—	—	—
	$28,943	$91,264	$61,465	$18,243	$21,463	$209,940	$2,256	$6,770	$440,344
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.39	3.30	3.44	3.39	3.28	3.54	3.83	3.97	3.46
Commercial real estate - nonowner occupied
Pass	$1,581	$56,242	$120,282	$43,124	$40,817	$272,053	$2,421	$5,067	$541,587
Special Mention	—	—	—	1,539	—	20,126	—	601	22,266
Substandard	—	—	—	—	—	13,028	—	—	13,028
Doubtful	—	—	—	—	—	—	—	—	—
	$1,581	$56,242	$120,282	$44,663	$40,817	$305,207	$2,421	$5,668	$576,881
Current period gross charge offs	$—	$—	$—	$—	$—	$183	$—	$—	$183
Weighted average risk grade	3.01	3.59	3.08	3.83	3.95	3.80	2.91	3.21	3.72
Secured by farmland
Pass	$512	$—	$11	$108	$—	$3,535	$271	$166	$4,603
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	479	—	—	479
Doubtful	—	—	—	—	—	—	—	—	—
	$512	$—	$11	$108	$—	$4,014	$271	$166	$5,082
Current period gross charge offs	$—	$—	$—	$—	$—	$3	$—	$—	$3
Weighted average risk grade	3.86	N/A	4.00	4.00	N/A	4.01	3.99	3.12	3.96
Construction and land development
Pass	$20,833	$51,205	$74,119	$521	$2,505	$21,075	$763	$5	$171,026
Special Mention	—	—	—	—	—	955	—	—	955
Substandard	—	—	—	—	—	24	—	—	24
Doubtful	—	—	—	—	—	—	—	—	—
	$20,833	$51,205	$74,119	$521	$2,505	$22,054	$763	$5	$172,005
Current period gross charge offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Weighted average risk grade	3.45	3.27	3.38	3.37	3.29	3.58	3.39	4.00	3.38
Residential 1-4 family
Pass	$23,985	$160,057	$152,131	$41,421	$56,527	$155,694	$2,654	$2,559	$595,028
Special Mention	—	1,036	—	—	—	514	—	—	1,550
Substandard	—	589	—	44	162	2,510	—	506	3,811
Doubtful	—	—	—	—	—	—	—	—	—
	$23,985	$161,682	$152,131	$41,465	$56,689	$158,718	$2,654	$3,065	$600,389
Current period gross charge offs	$—	$—	$—	$—	$755	$—	$—	$—	$755
Weighted average risk grade	3.14	3.10	3.04	3.07	3.08	3.23	3.72	3.50	3.12
Multi- family residential
Pass	$—	$8,132	$21,545	$17,893	$6,965	$68,951	$4,520	$638	$128,644
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	653	—	289	942
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$8,132	$21,545	$17,893	$6,965	$69,604	$4,520	$927	$129,586
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.70	3.00	3.90	3.00	3.35	4.00	4.62	3.41
Home equity lines of credit
Pass	$317	$486	$421	$49	$50	$3,087	$53,795	$865	$59,070
Special Mention	—	—	—	—	—	—	113	—	113
Substandard	—	—	—	—	—	54	742	17	813
Doubtful	—	—	—	—	—	—	—	—	—
	$317	$486	$421	$49	$50	$3,141	$54,650	$882	$59,996
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.03	3.00	3.00	3.00	3.00	3.92	3.07	3.93	3.13
Commercial loans
Pass	$154,956	$281,590	$53,161	$6,029	$2,623	$27,253	$78,140	$6,641	$610,393
Special Mention	—	—	—	11	130	—	967	347	1,455
Substandard	—	—	—	218	60	1,532	—	—	1,810
Doubtful	—	—	—	—	—	—	—	—	—
	$154,956	$281,590	$53,161	$6,258	$2,813	$28,785	$79,107	$6,988	$613,658
Current period gross charge offs	$—	$—	$—	$—	$—	$1,776	$—	$—	$1,776
Weighted average risk grade	2.80	3.11	3.36	3.41	4.01	3.46	3.22	3.81	3.10

										Revolving
										Loans
									Revolving	Converted
	2023	2022	2021	2020		2019	Prior		Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,100		$948	$—		$—	$—	$—	$2,048
Special Mention	—	—	—		57	—		—	—	—	57
Substandard	—	—	—		—	—		—	—	—	—
Doubtful	—	—	—		—	—		—	—	—	—
	$—	$—	$1,100		$1,005	$—		$—	$—	$—	$2,105
Current period gross charge offs	$—	$—	$—	$		$—		$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	2.00		2.23	N/A		N/A	N/A	N/A	2.11
Consumer loans
Pass	$272,360	$260,181	$26,626		$1,032	$127		$3,904	$6,444	$372	$571,046
Special Mention	—	—	—		—	—		67	—	—	67
Substandard	75	768	349		3	—		—	—	—	1,195
Doubtful	—	—	—		—	—		—	—	—	—
	$272,435	$260,949	$26,975		$1,035	$127		$3,971	$6,444	$372	$572,308
Current period gross charge offs	$495	$6,305	$1,076		$—	$—	$		$—	$80	$7,956
Weighted average risk grade	3.50	2.66	3.60		4.01	3.96		5.79	2.84	4.00	3.13
PCD
Pass	$—	$—	$—		$—	$—		$2,875	$—	$—	$2,875
Special Mention	—	—	—		—	—		1,601	—	—	1,601
Substandard	—	—	—		—	—		1,516	—	—	1,516
Doubtful	—	—	—		—	—		—	—	—	—
	$—	$—	$—		$—	$—		$5,992	$—	$—	$5,992
Current period gross charge offs	$—	$—	$—		$—	$—		$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A		N/A	N/A		4.68	N/A	N/A	4.68
Total	$503,562	$911,550	$511,210		$131,240	$131,429		$811,426	$153,086	$24,843	$3,178,346
Current period gross charge offs	$495	$6,305	$1,076		$—	$755		$1,964	$—	$80	$10,675
Weighted average risk grade	3.25	3.03	3.21		3.50	3.40		3.58	3.19	3.71	3.28

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

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,445	$5,686	$3	$852	$4,797	$1,321	$354	$4,468	$6,652	$—	$28,578
Q-factor and other qualitative adjustments	267	797	28	322	420	442	23	584	—	—	2,883
Specific allocations	—	960	—	—	—	—	—	1,149	377	1,915	4,401
Total	$4,712	$7,443	$31	$1,174	$5,217	$1,763	$377	$6,201	$7,029	$1,915	$35,862

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2022	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,297	$6,652	$4	$997	$3,579	$1,814	$310	$5,006	$3,851	$—	$27,510
Q-factor and other qualitative adjustments	261	495	21	376	512	387	19	654	2	—	2,727
Specific allocations	—	—	—	—	—	—	—	2,193	42	2,072	4,307
Total	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended September 30, 2023 and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended September 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,067	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,998	$7,016	$1,932	$38,541
Provision (recovery)	(355)	(1,923)	2	(110)	1,250	(230)	44	(797)	3,752	(17)	1,616
Charge offs	—	(183)	(3)	(2)	(486)	—	7	—	(3,844)	—	(4,511)
Recoveries	—	110	—	—	1	—	—	—	105	—	216
Ending balance	$4,712	$7,443	$31	$1,174	$5,217	$1,763	$377	$6,201	$7,029	$1,915	$35,862

Three Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$4,301	$7,917	$49	$1,024	$4,272	$2,160	$363	$6,428	$1,569	$2,126	$30,209
Provision (recovery)	532	(1,287)	(23)	116	(273)	(219)	(59)	2,256	1,884	(37)	2,890
Charge offs	—	—	—	—	—	—	—	(1,007)	(146)	—	(1,153)
Recoveries	—	—	—	—	1	—	1	—	8	—	10
Ending balance	$4,833	$6,630	$26	$1,140	$4,000	$1,941	$305	$7,677	$3,315	$2,089	$31,956

Activity in the allowance for credit losses by class of loan for the nine months ended September 30, 2023 and 2022 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Nine Months Ended September 30, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(846)	369	9	(309)	1,719	(438)	46	123	10,715	(157)	11,231
Charge offs	—	(183)	(3)	(2)	(755)	—	—	(1,776)	(7,956)	—	(10,675)
Recoveries	—	110	—	112	162	—	2	1	375	—	762
Ending balance	$4,712	$7,443	$31	$1,174	$5,217	$1,763	$377	$6,201	$7,029	$1,915	$35,862

Nine Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$4,562	$9,028	$56	$998	$3,588	$3,280	$437	$4,088	$787	$2,281	$29,105
Provision (recovery)	285	(2,900)	(30)	142	354	(1,339)	(120)	4,426	2,785	(192)	3,411
Charge offs	(14)	—	—	—	—	—	(14)	(1,007)	(277)	—	(1,312)
Recoveries	—	502	—	—	58	—	2	170	20	—	752
Ending balance	$4,833	$6,630	$26	$1,140	$4,000	$1,941	$305	$7,677	$3,315	$2,089	$31,956

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

The fair value of the derivative instrument was an asset of $10.6 million recorded in the consolidated balance sheets in “Consumer Program derivative” asset as of September 30, 2023 and a liability of $0.5 million as of December 31, 2022. The underlying expected cash flows were $12.6 million and $0.6 million as of September 30, 2023 and December 31 2022, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	September 30, 2023
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$4,690	$16,440	$ n/a
Remaining cumulative promotional prepayments	$37,311	$68,189	$45,235
Average life (years)	n/a	n/a	1.1
Discount rate	5.29%	15.33%	15.33%

	December 31, 2022
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$—	$6,777	$ n/a
Remaining cumulative promotional prepayments	$26,211	$47,902	$30,251
Average life (years)	n/a	n/a	2.2
Discount rate	4.21%	14.25%	8.53%

Consumer Program derivative income (loss) was $2.0 million and ($0.9) million, respectively, during the three months ending September 30, 2023 and 2022, and was $15.2 million and ($1.1) million, respectively, during the nine months ended September 30, 2023 and 2022, and was recorded in noninterest income in the Consolidated Statements of Income (Loss) and Comprehensive Loss. The income (loss) included $9 thousand and ($0.9) million during the three months ended September 30, 2023 and 2022, respectively, and $11.1 million and ($1.2) million during the nine months ended September 30, 2023 and 2022, respectively, related to derivative fair value adjustments. Income related to the credit support and reimbursement of lost interest due from the third-party under the agreement was $2.0 million and $52 thousand during the three months ended September 30, 2023 and 2022, respectively, and $4.1 million and $0.1 million during the nine months ended September 30, 2023 and 2022, respectively.

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

The key unobservable inputs used in determining the fair value of IRLCs as of September 30, 2023 and December 31, 2022 are as follows :

	September 30, 2023	December 31, 2022
Average pullthrough rates	88.75%	80.78%
Average costs to originate	1.31%	4.77%

The following summarizes derivative and non-derivative financial instruments as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,069	$41,622
Derivative liabilities	$—	$—
(1) Pullthrough rate adjusted
	September 30, 2023
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$184	$9,516

	December 31, 2022
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$921	$25,368
Derivative liabilities	$98	$25,028
(1) Pullthrough rate adjusted
	December 31, 2022
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$17	$2,658

The notional amounts of mortgage loans held for sale not committed to investors was $37.5 million and $20.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$93,865	$—	$93,865	$—
Obligations of states and political subdivisions	28,312	—	28,312	—
Corporate securities	13,314	—	13,314	—
Collateralized loan obligations	4,955	—	4,955	—
Residential government-sponsored collateralized mortgage obligations	29,745	—	29,745	—
Government-sponsored agency securities	12,968	—	12,968	—
Agency commercial mortgage-backed securities	29,280	—	29,280	—
SBA pool securities	4,436	—	4,436	—
	216,875	—	216,875	—
Loans held for investment	244,646	—	—	244,646
Loans held for sale	57,511	—	57,511	—
Consumer Program derivative	10,637		—	10,637
Mortgage banking financial assets	184	—	—	184
Mortgage banking derivative assets	1,069	—	—	1,069
Interest rate swaps	5,307	—	5,307	—
Total assets	$536,229	$—	$279,693	$256,536

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$102,881	$—	$102,881	$—
Obligations of states and political subdivisions	29,178	—	29,178	—
Corporate securities	14,828	—	14,828	—
Collateralized loan obligations	4,876	—	4,876	—
Residential government-sponsored collateralized mortgage obligations	26,595	—	26,595	—
Government-sponsored agency securities	14,616	—	14,616	—
Agency commercial mortgage-backed securities	37,417	—	37,417	—
SBA pool securities	5,924	—	5,924	—
	236,315	—	236,315	—
Loans held for sale	27,626	—	27,626	—
Mortgage banking financial assets	21	—	—	21
Mortgage banking derivative assets	945	—	921	24
Total assets	$264,907	$—	$264,862	$45

Liabilities:
Consumer Program derivative	$473	$—	$—	$473
Mortgage banking financial liabilities	4	—	—	4
Mortgage banking derivative liabilities	122	—	115	7
Total liabilities	$599	$—	$115	$484

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$28,778	$—	$—	$28,778
Assets held for sale	3,115	—	—	3,115

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$47,832	$—	$—	$47,832
Assets held for sale	3,115	—	—	3,115

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		September 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$93,865	$93,865	$77,859	$77,859
Securities available-for-sale	Level 2	216,875	216,875	236,315	236,315
Securities held-to-maturity	Level 2	11,975	10,582	13,520	12,449
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	12,796	12,796	25,815	25,815
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 3	3,142,484	3,032,978	2,912,093	2,809,163
Loans held for sale	Level 2	57,511	57,511	27,626	27,626
Accrued interest receivable	Level 2	18,837	18,837	12,004	12,004
Consumer Program derivative	Level 3	10,637	10,637	—	—
Mortgage banking financial assets	Level 3	184	184	21	21
Mortgage banking derivative assets	Level 2 and 3	1,069	1,069	945	945
Interest rate swaps	Level 2	5,307	5,307	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,293,995	$1,293,995	$1,200,259	$1,200,259
Money market and savings accounts	Level 2	1,547,559	1,547,559	1,057,151	1,057,151
Time deposits	Level 3	451,850	449,733	465,057	462,376
Securities sold under agreements to repurchase	Level 1	3,838	3,838	6,445	6,445
FHLB advances	Level 1	—	—	325,000	325,000
Junior subordinated debt	Level 2	9,818	9,070	9,781	9,181
Senior subordinated notes	Level 2	85,706	83,380	85,531	84,347
Accrued interest payable	Level 2	6,530	6,530	3,261	3,261
Consumer Program derivative	Level 3	—	—	473	473
Mortgage banking financial liabilities	Level 3	—	—	4	4
Mortgage banking derivative liabilities	Level 2 and 3	—	—	122	122

Carrying amount is the estimated fair value for cash and cash equivalents, (including federal funds sold), loans held for sale, accrued interest receivable and payable, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative asset and liability, interest rate swaps, demand deposits, savings accounts, money market accounts and FHLB advances, secured borrowings, and securities sold under agreements to repurchase.

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

Secured Borrowings

The Company transferred $11.0 million and $31.8 million in principal balance of loans to other financial institutions during the three and nine months ended September 30, 2023, respectively, that were accounted for as secured borrowings. The balance of secured borrowings was $29.6 million as of September 30, 2023 and the remaining amortized cost balance of the underlying loans was $29.6 million. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of September 30, 2023 and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of Note 3 – Loans and Allowance for Credit Losses.  The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three or nine months ended September 30, 2023. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2023	2022
Balance as of January 1	$1,416	$977
Credit loss expense (recovery)	(391)	403
Balance as of September 30,	$1,025	$1,380

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

10.      EARNINGS PER SHARE (Restated)

The following is a reconciliation of the denominators of the basic and diluted (loss) earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2023
Basic EPS	$(6,029)	24,642	$(0.24)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(6,029)	24,642	$(0.24)

For the three months ended September 30, 2022
Basic EPS	$2,913	24,577	$0.12
Effect of dilutive stock options and unvested restricted stock	—	111	—
Diluted EPS	$2,913	24,688	$0.12

For the nine months ended September 30, 2023
Basic EPS	$339	24,636	$0.01
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$339	24,636	$0.01

For the nine months ended September 30, 2022
Basic EPS	$12,050	24,548	$0.49
Effect of dilutive stock options and unvested restricted stock	—	126	—
Diluted EPS	$12,050	24,674	$0.49

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

	As of and for the three months ended September 30, 2023			As of and for the nine months ended September 30, 2023
	Primis Mortgage	Primis Bank	Consolidated	Primis Mortgage	Primis Bank	Consolidated

Interest income	$873	$47,154	$48,027	$1,971	$140,514	$142,485
Interest expense	—	23,697	23,697	—	69,499	69,499
Net interest income	873	23,457	24,330	1,971	71,015	72,986
Provision for credit losses	—	1,616	1,616	—	11,231	11,231
Noninterest income	4,932	4,792	9,724	14,463	21,867	36,330
Noninterest expense	5,108	31,840	36,948	15,366	78,975	94,341
Income (loss) before income taxes	697	(5,207)	(4,510)	1,068	2,676	3,744
Income tax expense	174	1,345	1,519	270	3,135	3,405
Net income (loss)	$523	$(6,552)	$(6,029)	$798	$(459)	$339
Assets	$66,384	$3,772,475	$3,838,859	$66,384	$3,772,475	$3,838,859

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Revised and Restated)

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our restated annual report on Form 10-K/A for the year ended December 31, 2022. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 for the consolidated statements of income (loss) and comprehensive loss. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2023 compared to December 31, 2022. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

Restatement and Revision of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) has been amended and restated to give effect to the Restatement, as more fully described in the “Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements” section of Note 1 – Accounting Policies to the Company's accompanying unaudited condensed consolidated financial statements contained elsewhere in this Amendment. For further detail regarding the Restatement, see “Explanatory Note” and Part I, Item 4, “Controls and Procedures” contained in this Amendment. We have also revised this MD&A, where applicable, for effects of the revisions discussed in the “Retained Earnings Revisions” section of Note 1 – Accounting Policies.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q/A, as well as the Risk Factors previously disclosed in our restated Annual Report on Form 10-K/A for the year ended December 31, 2022,  factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential impacts of the adverse developments in the banking industry during 2023 highlighted by high-profile bank failures, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto;
●	the ongoing impact of COVID-19 pandemic on our assets, business, cash flows, financial condition, liquidity, prospects and results of operations; potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial and Life Premium Finance Divisions, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company as well as our cost saving project to reduce administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and possible impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	our level of concentration in unsecured consumer loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	failure to prevent a breach to our Internet-based system and online commerce security;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;

●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current Ukraine/Russia conflict, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder, including the impact of the adoption of the current expected credit losses (“CECL”) methodology;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to remediate our existing material weaknesses in our internal controls deemed ineffective;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	failure to maintain effective internal controls and procedures;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions; and
●	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

FINANCIAL HIGHLIGHTS (Revised and Restated)

●	Net loss for the three months ended September 30, 2023 totaled $6.0 million, or $0.24 basic and diluted loss per share, compared to net income of $2.9 million, or $0.12 basic and diluted earnings per share for the three months ended September 30, 2022. Net income for the nine months ended September 30, 2023 totaled $0.3 million, or $0.01 basic and diluted earnings per share, compared to $12.1 million, or $0.49 basic diluted earnings per share for the nine months ended September 30, 2022.
●	Total assets as of September 30, 2023 were $3.8 billion, an increase of 7.6% compared to December 31, 2022.
●	Total loans, excluding Paycheck Protection Program (“PPP”) balances as of September 30, 2023, were $3.2 billion, an increase of $234.2 million, or 8%, from December 31, 2022.
●	Total deposits were $3.3 billion at September 30, 2023, an increase of 21% compared to December 31, 2022.
●	Non-time deposits increased to $2.84 billion at September 30, 2023, an increase of $584.1 million, or 26%, compared to December 31, 2022.
●	The ratio of gross loans to deposits declined to 97% at September 30, 2023, from 108% at December 31, 2022.
●	Net interest margin of 2.70% in the third quarter of 2023 was down from 3.53% in the third quarter of 2022 and up from 2.36% in the second quarter of 2023.
●	Allowance for credit losses to total loans was 1.13% at September 30, 2023, compared to 1.17% at December 31, 2022.
●	We began to realize costs savings from administrative reductions and other cost controls with noninterest expense, excluding the goodwill impairment charge, of $25.8 million in the third quarter of 2023 versus $30.4 million in the second quarter of 2023.
●	Asset quality improved meaningfully from year end with nonperforming assets as a percent of total assets (excluding SBA guarantees) at 0.51% at September 30, 2023 compared to 0.98% at December 31, 2022.

RESULTS OF OPERATIONS (Revised and Restated)

Net Income (Loss)

Three-Month Comparison. Net loss for the three months ended September 30, 2023 totaled $6.0 million, or $0.24 basic and diluted loss per share, compared to net income of $2.9 million, or $0.12 basic and diluted earnings per share for the three months ended September 30, 2022. The 307% decrease in net income (loss) during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was driven by a $11.2 million goodwill impairment charge in the third quarter.

Nine-Month Comparison. Net income for the nine months ended September 30, 2023 totaled $0.3 million, or $0.01 basic and diluted earnings per share, compared to $12.1 million, or $0.49 basic and diluted earnings per share for the nine months ended September 30, 2022. The 97% decrease in net income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily related to a $11.2 million goodwill impairment charge in the third quarter of 2023. The decrease was also driven by higher noninterest expenses from an increase in employee compensation and benefits expense due to the growth of Primis Mortgage, higher data processing expense driven by the increase in customer accounts and related transactions on our digital deposit platform, and an increase in provision for loan losses associated with several specific loan relationships in the current year, partially offset by higher mortgage banking income due to the growth of Primis Mortgage and an increase in Consumer Program derivative income due to higher origination volume during the year of Consumer Program loans with 0% promotional interest rates.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $24.3 million for the three months ended September 30, 2023, compared to $27.1 million for the three months ended September 30, 2022. Our net interest margin for the three months ended September 30, 2023 was 2.70%, compared to 3.53% for the three months ended September 30, 2022. Net interest margin for three months ended September 30, 2023 compared to the same period in 2022 was affected primarily by the interest spread being less, indicative of the cost of interest bearing liabilities increasing more than the yield on interest bearing assets. We also had interest-bearing liabilities grow, on average, quicker than interest-earning assets over the periods. Total income on interest-earning assets was $48.0 million and $32.3 million for the three months ended September 30, 2023 and 2022, respectively, as average interest-earning assets grew approximately $528 million. The yield on average interest-earning assets was 5.33% and 4.20% for the three months ended September 30, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The cost of average interest-bearing deposits increased 239 basis points to 3.03% for the three months ended September 30, 2023, compared to 0.64% for the three months ended September 30, 2022, as average interest-bearing deposits grew approximately $795 million. The increase in interest expense was driven by higher costs in every interest-bearing category with the largest driver being an increase in average savings deposits of $485 million with an average increase in cost of these deposits of 355 basis points. This increase was primarily a result of the use of our digital deposit platform by new and existing customers which generated approximately $1.0 billion in new deposits during the first quarter of 2023.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	September 30, 2023			September 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$55,775	$873	6.21%	$21,199	$263	4.92%
Loans, net of deferred fees (1) (2)	3,193,236	44,439	5.52%	2,667,406	29,950	4.45%
Investment securities	234,601	1,593	2.69%	269,780	1,518	2.23%
Other earning assets	93,159	1,122	4.78%	90,268	555	2.44%
Total earning assets	3,576,771	48,027	5.33%	3,048,653	32,286	4.20%
Allowance for credit losses	(37,262)			(29,830)
Total non-earning assets	305,300			264,564
Total assets	$3,844,809			$3,283,387

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$806,339	$4,460	2.19%	$660,387	$536	0.32%
Money market accounts	850,892	6,555	3.06%	803,860	1,667	0.82%
Savings accounts	703,809	6,760	3.81%	219,240	141	0.26%
Time deposits	460,961	3,801	3.27%	343,986	943	1.09%
Total interest-bearing deposits	2,822,001	21,576	3.03%	2,027,473	3,287	0.64%
Borrowings	119,797	2,121	7.02%	166,622	1,870	4.45%
Total interest-bearing liabilities	2,941,798	23,697	3.20%	2,194,095	5,157	0.93%
Noninterest-bearing liabilities:
Demand deposits	472,485			665,020
Other liabilities	39,303			24,266
Total liabilities	3,453,586			2,883,381
Stockholders' equity	391,223			400,006
Total liabilities and stockholders' equity	$3,844,809			$3,283,387
Net interest income		$24,330			$27,129
Interest rate spread			2.13%			3.27%
Net interest margin			2.70%			3.53%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Nine-Month Comparison. Net interest income was $73.0 million for the nine months ended September 30, 2023, compared to $74.4 million for the nine months ended September 30, 2022. Our net interest margin for the nine months ended September 30, 2023 was 2.61%, compared to 3.27% for the nine months ended September 30, 2022. The combination in the industry of growth in deposit account rates and consumer preferences shifting from non-interest bearing to higher rate products impacted interest expense and net interest income during the period. Net interest margin was further affected by excess cash balances during the first half of the year, that are part of average other earning assets that earned lower rates compared to the rates earned by our loan portfolio and paid on the related deposits that brought the cash onto the balance sheet. Total income on interest-earning assets was $142.5 million and $87.0 million for the nine months ended September 30, 2023 and 2022, respectively, driven by average interest-earning asset growth of $686 million. The yield on average interest-earning assets was 5.10% and 3.82% for the nine months ended September 30, 2023 and 2022, respectively. Increase in yield on average interest-earnings assets was driven by higher rates on cash and loans in 2023 compared to 2022. The cost of average interest-bearing deposits increased 233 basis points to 2.84% for the nine months ended September 30, 2023, compared to 0.51% for the nine months ended September 30, 2022 as average interest-bearing deposits grew approximately $792 million. The increase was driven by higher costs in every deposit category with the largest driver being an increase in average savings deposits of $553 million with an average increase in cost of those deposits of 352 basis points. This increase was primarily a result of the aforementioned growth of the digital deposit platform. Average loans during the nine months ended September 30, 2023 were $3.1 billion, compared to $2.5 billion during the nine months ended September 30, 2022 and the yield on the loans grew by 102 basis points.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Nine Months Ended
	September 30, 2023			September 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$43,384	$1,964	6.05%	$9,456	$356	5.03%
Loans, net of deferred fees (1) (2)	3,099,224	123,289	5.32%	2,512,433	80,835	4.30%
Investment securities	240,525	4,728	2.63%	286,525	4,393	2.05%
Other earning assets	348,831	12,504	4.79%	237,299	1,409	0.79%
Total earning assets	3,731,964	142,485	5.10%	3,045,713	86,993	3.82%
Allowance for credit losses	(35,722)			(29,640)
Total non-earning assets	296,197			259,914
Total assets	$3,992,439			$3,275,987

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$785,480	$11,070	1.88%	$723,857	$1,758	0.32%
Money market accounts	844,752	17,587	2.78%	808,013	3,464	0.57%
Savings accounts	775,024	21,915	3.78%	222,105	432	0.26%
Time deposits	481,813	10,831	3.01%	341,160	2,317	0.91%
Total interest-bearing deposits	2,887,069	61,403	2.84%	2,095,135	7,971	0.51%
Borrowings	172,662	8,096	6.27%	148,549	4,594	4.13%
Total interest-bearing liabilities	3,059,731	69,499	3.04%	2,243,684	12,565	0.75%
Noninterest-bearing liabilities:
Demand deposits	500,459			602,872
Other liabilities	35,457			23,179
Total liabilities	3,595,647			2,869,735
Stockholders' equity	396,792			406,252
Total liabilities and stockholders' equity	$3,992,439			$3,275,987
Net interest income		$72,986			$74,428
Interest rate spread			2.07%			3.07%
Net interest margin			2.61%			3.27%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three and nine months ended September 30, 2023 of $1.6 million and $11.2 million, respectively, compared to a provision for credit losses for the three and nine months ended

September 30, 2022 of $2.9 million and $3.4 million, respectively. For the three and nine months ended September 30, 2023, $2.1 million and $8.2 million, respectively, were due to charge-offs and additional reserve calculated in our normal reserve process for the Consumer Program portfolio. Excluding the provision amounts related to the Consumer Program, we would have recorded a recovery for credit losses of $0.5 million and a provision of $3.1 million for the three and nine months ended September 30, 2023, respectively.

We had charge-offs totaling $4.5 million and $1.2 million during the three months ended September 30, 2023 and 2022, respectively, and $10.7 million and $1.3 million during nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023, the charge-offs included $2.2 million and $5.7 million, respectively, related to the Consumer Program and a majority of the remaining were related to the partial resolution of the assisted living relationship that had been reserved for in prior quarters. There were recoveries totaling $0.2 million and $10 thousand during the three months ended September 30, 2023 and 2022, respectively, and $0.8 million during both nine months ended September 30, 2023 and 2022.

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$1,534	$1,525	$9
Income from bank-owned life insurance	787	394	393
Mortgage banking income	4,922	2,197	2,725
Gain on sale of loans	217	—	217
Consumer Program derivative	2,033	(871)	2,904
Other noninterest income	231	283	(52)
Total noninterest income	$9,724	$3,528	$6,196

Noninterest income increased 176% to $9.7 million for the three months ended September 30, 2023, compared to $3.5 million for the three months ended September 30, 2022. The increase in noninterest income was primarily related to $2.9 million of higher Consumer Program derivative income and $2.7 million of higher mortgage banking income. The Consumer Program derivative was comprised of $9 thousand in fair value adjustment gains and $2.0 million of income related to waived interest and credit loss reimbursements from the derivative counterparty under the Consumer Program agreement. In comparison, during the three months ended September 30, 2022, the Consumer Program derivative losses were driven by $0.9 million of fair value loss adjustments as a result of a smaller portion of the loan portfolio being 0% promotional interest loans compared to the current year combined with less credit losses in the prior year which results in expected payments by us to the derivative counterparty. We purchased Primis Mortgage on May 31, 2022, and during the third quarter of 2022 it was continuing to grow its staffing levels and operations and by comparison by the third quarter of 2023 it had thirteen months growth behind it and therefore materially more loan origination and sales volume driving the income during the third quarter of 2023.

The following table presents the major categories of noninterest income for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022	Change
Account maintenance and deposit service fees	$4,215	$4,318	$(103)
Income from bank-owned life insurance	1,601	1,147	454
Mortgage banking income	14,435	2,790	11,645
Gain on sale of loans	268	—	268
Consumer Program derivative	15,233	(1,055)	16,288
Other noninterest income	578	864	(286)
Total noninterest income	$36,330	$8,064	$28,266

Noninterest income increased 351% to $36.3 million for the nine months ended September 30, 2023, compared to $8.1 million for the nine months ended September 30, 2022. The increase in noninterest income was primarily related to $16.3 million in higher Consumer Program derivative income and $11.6 million of higher mortgage banking income during the nine months ended September 30, 2023. The increase in the mortgage banking income is related to the purchase of Primis Mortgage in May 2022, resulting in only four months of operations in the results of last year compared to a full nine months in 2023, coupled with meaningful growth in the business in the year since the purchase. Mortgage banking income includes fair value adjustments, origination income, and gains on sales of mortgage loans held for sale. The increase in the Consumer Program derivative was driven by $11.1 million in fair value adjustment gains on the derivative asset and $4.1 million of income related to waived interest and credit loss reimbursements from the derivative counterparty under the Consumer Program agreement. The fair value adjustment gains on the Consumer Program derivative was driven by substantial growth of the promotional interest portion of the Consumer Program loan portfolio coupled with the increased credit losses on the overall portfolio.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$13,809	$12,594	$1,215
Occupancy expenses	1,633	1,402	231
Furniture and equipment expenses	1,537	1,455	82
Amortization of core deposit intangible	317	326	(9)
Virginia franchise tax expense	849	813	36
FDIC insurance assessment	820	199	621
Data processing expense	2,250	1,528	722
Marketing expense	377	938	(561)
Telephone and communication expense	356	342	14
Professional fees	1,118	1,261	(143)
Miscellaneous lending expenses	424	701	(277)
Fraud losses	267	263	4
Goodwill impairment	11,150	—	11,150
Other operating expenses	2,041	2,063	(22)
Total noninterest expenses	$36,948	$23,885	$13,063

Noninterest expenses were $36.9 million during the three months ended September 30, 2023, compared to $23.9 million during the three months ended September 30, 2022. The 55% increase in noninterest expenses was primarily related to $11.2 million of goodwill impairment in the third quarter of 2023. Increase in noninterest expense was also driven by a $1.2 million increase in employee compensation in the third quarter of 2023 related to increased head count at the Bank, Primis Mortgage, and Panacea compared to the third quarter of 2022, along with personnel costs incurred related to the cost savings initiative announced at the end of the second quarter of 2023. The increase in noninterest expense during the three months ended September 30, 2023 was also attributable to a $0.7 million increase in data processing expense driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023 and $0.7 million higher FDIC insurance costs due to the significant growth in deposits partially offset by a decline in marketing expense.

The following table presents the major categories of noninterest expense for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022	Change
Salaries and benefits	$44,120	$32,792	$11,328
Occupancy expenses	4,671	4,277	394
Furniture and equipment expenses	4,966	3,683	1,283
Amortization of core deposit intangible	952	1,008	(56)
Virginia franchise tax expense	2,546	2,440	106
FDIC insurance assessment	2,254	658	1,596
Data processing expense	7,329	4,311	3,018
Marketing expense	1,467	2,134	(667)
Telephone and communication expense	1,149	1,090	59
Professional fees	3,055	3,182	(127)
Miscellaneous lending expenses	1,878	1,074	804
Fraud losses	2,719	373	2,346
Goodwill impairment	11,150	—	11,150
Other operating expenses	6,085	6,438	(353)
Total noninterest expenses	$94,341	$63,460	$30,881

Noninterest expenses were $94.3 million during the nine months ended September 30, 2023, compared to $63.5 million during the nine months ended September 30, 2022. The 49% increase in noninterest expenses was primarily attributable to a $11.2 million goodwill impairment charge in the third quarter of 2023 and a $11.3 million increase in employee compensation and benefits expense mainly related to increased head count at the Bank, Primis Mortgage and Panacea in the nine months ended September 30, 2023 compared to 2022 and also due to expenses associated with the branch consolidation announced in the second quarter of 2023. The increase in noninterest expense during the nine months ended September 30, 2023 was also driven by a $3.0 million increase in data processing expense in 2023 driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023. The growth in deposits during the year, driven by the digital platform growth, also drove higher FDIC insurance costs of $1.6 million compared to the nine months ended September 30, 2022. Furniture and equipment expenses increased $1.3 million due to growth in the Bank, Primis Mortgage, and Panacea, and also due to write-downs of assets related to the cost savings initiative announced in the second quarter of 2023. We also experienced an increase of $2.3 million in fraud losses during the nine months ended September 30, 2023 primarily related to a substantial increase in deposit account fraud in the second quarter of 2023, which was also seen across the industry during that time. Miscellaneous lending expenses increased from prior year primarily driven by higher servicing costs paid to the Consumer Program counterparty that services the originated loans under the agreement, which increased significantly year-over-year.

FINANCIAL CONDITION (Revised and Restated)

The following illustrates key balance sheet categories as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022	Change

Total cash and cash equivalents	$93,865	$77,859	$16,006
Securities available-for-sale	216,875	236,315	(19,440)
Securities held-to-maturity	11,975	13,520	(1,545)
Loans held for sale	66,266	27,626	38,640
Net loans	3,142,484	2,912,093	230,391
Other assets	307,394	299,251	8,143
Total assets	$3,838,859	$3,566,664	$272,195

Total deposits	$3,293,404	$2,722,467	$570,937
Borrowings	129,011	426,757	(297,746)
Other liabilities	38,834	28,472	10,362
Total liabilities	3,461,249	3,177,696	283,553
Total stockholders' equity	377,610	388,968	(11,358)
Total liabilities and stockholders' equity	$3,838,859	$3,566,664	$272,195

Loans

Total loans were $3.1 billion and $2.9 billion at September 30, 2023 and December 31, 2022, respectively, an 8% increase from year end. As of September 30, 2023 and December 31, 2022, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans held for investment portfolio consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$440,344	13.9%	$459,866	15.6%
Commercial real estate - non-owner occupied	576,881	18.2%	579,733	19.7%
Secured by farmland	5,082	0.2%	5,970	0.2%
Construction and land development	172,005	5.4%	148,690	5.0%
Residential 1-4 family	600,389	18.9%	609,694	20.7%
Multi- family residential	129,586	4.1%	140,321	4.8%
Home equity lines of credit	59,996	1.9%	65,152	2.2%
Total real estate loans	1,984,283	62.4%	2,009,426	68.2%

Commercial loans	613,658	19.3%	520,741	17.7%
Paycheck protection program loans	2,105	0.1%	4,564	0.2%
Consumer loans	572,308	18.0%	405,278	13.8%
Total Non-PCD loans	3,172,354	99.8%	2,940,009	99.8%
PCD loans	5,992	0.2%	6,628	0.2%
Total loans	$3,178,346	100.0%	$2,946,637	100.0%

Consumer Program Loans

The Company has $186.8 million and $134.4 million of loans outstanding in the Consumer Program as of September 30, 2023 and December 31, 2022, respectively, or 6% and 5% of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the Consumer loans category disclosures. As of September 30, 2023, 44% of the loans were in a promotional period requiring no payment of interest on their loans with 47% of these promotional loan periods ending in the next 12 months and the remaining ending within 24 months of September 30, 2023. As of December 31, 2022, 44% of the loans were in a promotional period requiring no payment of interest on their loans with 21% and 79% of these promotional loan periods ending in 2023 and 2024, respectively.

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of September 30, 2023 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$27,431	$111,535	$20,049	$110,474	$103,185	$2,293	$65,377	$440,344
Commercial real estate - non-owner occupied	17,328	192,171	39,581	62,609	67,710	1,374	196,108	576,881
Secured by farmland	1,544	853	288	223	864	—	1,310	5,082
Construction and land development	123,815	24,637	15,430	748	5,068	677	1,630	172,005
Residential 1-4 family	17,545	44,730	8,239	28,556	53,692	71,436	376,191	600,389
Multi- family residential	9,391	61,921	11,709	1,351	18,422	—	26,792	129,586
Home equity lines of credit	6,322	3,294	9,929	49	2,250	30	38,122	59,996
Total real estate loans	203,376	439,141	105,225	204,010	251,191	75,810	705,530	1,984,283
Commercial loans	110,201	114,604	136,474	198,879	49,586	1,120	2,794	613,658
Paycheck protection program loans	24	1,887	—	194	—	—	—	2,105
Consumer loans	2,094	268,515	111,417	88,586	99,567	2,106	23	572,308
Total Non-PCD loans	315,695	824,147	353,116	491,669	400,344	79,036	708,347	3,172,354
PCD loans	3,036	1,320	—	—	1,241	395	-	5,992
Total loans	$318,731	$825,467	$353,116	$491,669	$401,585	$79,431	$708,347	$3,178,346

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of September 30, 2023, which is only originated at fixed rates (in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Consumer Program Loans	$389	$127,141	$59,079	$236	$186,845

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All of these promotional loans amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period (in thousands):

	Amount ending	Amount ending
	No Interest	No Interest	Total Interest
	Promo Period in	Promo Period in	Promo
	next 12 months	next 13-24 months	as of 9/30/23
Consumer Program Loans	$38,067	$43,439	$81,506

During the three and nine months ended September 30, 2023, $3.7 million and $5.9 million of promotional loans paid off prior to the end of their promotional periods while $1.8 million and $3.0 million of promotional loans reached the end of the promotional period and entered amortization.

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

Total calculated reserves increased by $1.4 million to $35.9 million at the end of September 30, 2023 compared to $34.5 million at December 31, 2022, driven by growth in the Consumer Program loan portfolio and secondarily due to the $231.7 million in overall loan growth experienced in 2023.

The following table presents a comparison of nonperforming assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Nonaccrual loans	$20,171	$35,484
Loans past due 90 days and accruing interest	1,714	3,361
Total nonperforming assets	21,885	38,845

SBA guaranteed amounts included in nonperforming loans	$2,290	$3,969

Allowance for credit losses to total loans	1.13%	1.17%
Allowance for credit losses to nonaccrual loans	177.79%	97.35%
Allowance for credit losses to nonperforming loans	163.87%	88.93%
Nonaccrual to total loans	0.63%	1.20%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.51%	0.98%

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

Total deposits increased 21% to $3.3 billion as of September 30, 2023 from $2.7 billion as of December 31, 2022. The increase in deposits from year-end was primarily driven by the substantial growth in the Bank’s digital deposit platform in 2023. The majority of the overall deposit growth was in savings accounts with the remainder largely in NOW accounts

(both largely coming from the digital platform). Savings accounts increased 204% from $245.8 million as of December 31, 2022 to $746.6 million as of September 30, 2023. NOW accounts increased 30% from $617.7 million as of December 31, 2022 to $803.3 million as of September 30, 2023. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

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

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of September 30, 2023 and December 31, 2022, total FHLB borrowings were $0 and $325.0 million, respectively. The decrease in FHLB borrowings was a result of the deposit growth during the first quarter of 2023 that primarily funded our loan growth and supported other funding needs and allowing us to repay our FHLB advances. As of September 30, 2023, we had $558.9 million of unused and available FHLB lines of credit.

Other borrowings can consist of federal funds purchased, secured borrowings due to failed loan sales, and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts was $3.8 million and $6.4 million at September 30, 2023 and December 31, 2022, respectively.

We had secured borrowings of $29.6 million as of September 30, 2023 related to loan transfers to other financial institutions during the three and nine months ended September 30, 2023 that did not meet the criteria to be treated as a sale under relevant accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institutions and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institutions net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. For additional information on secured borrowings refer to “Note 1 –Accounting Policies” in this Form 10-Q/A.

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

The balance in repo accounts as of September 30, 2023 and December 31, 2022 was $3.8 million and $6.4 million, respectively.

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

Stockholder’s equity

Stockholder’s equity balances decreased $11.4 million from December 31, 2022 to September 30, 2023 as a result of an increase in unrealized mark-to-market adjustments on the Company’s available-for-sale securities portfolio due to increases in market interest rates during the nine months ended September 30, 2023 and dividends on common stock exceeding earnings in the period, primarily as a result of the non-cash goodwill impairment charge during the three and nine months ended September 30, 2023. The Company has the intent and ability to hold the available-for-sale securities that are currently in an unrealized loss position until maturity or recovery of the value and does not anticipate realizing any losses on the investments.

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

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards. These ratios were not impacted by the goodwill impairment charge incurred during the period because goodwill is not a component of the calculations:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	September 30,	December 31,
	Purposes	Well Capitalized (1)	2023	2022
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.60%	9.52%
Common equity tier 1 capital ratio	4.50%	n/a	9.36%	10.07%
Tier 1 risk-based capital ratio	6.00%	n/a	9.66%	10.40%
Total risk-based capital ratio	8.00%	n/a	13.05%	14.33%

Primis Bank
Leverage ratio	4.00%	5.00%	10.49%	11.24%
Common equity tier 1 capital ratio	7.00%	6.50%	11.79%	12.40%
Tier 1 risk-based capital ratio	8.50%	8.00%	11.79%	12.40%
Total risk-based capital ratio	10.50%	10.00%	12.91%	13.59%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.91% as of September 30, 2023, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

CRITICAL ACCOUNTING POLICIES (Restated)

The critical accounting policies are discussed in MD&A in our restated Annual Report on Form 10-K/A for the year ended December 31, 2022. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K/A for the year ended December 31, 2022. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q/A.

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

	Sensitivity of Economic Value of Equity
	As of September 30, 2023
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$520,349	$(62,585)	(10.74)%	13.55%	137.80%
Up 300	532,343	(50,591)	(8.68)%	13.87%	140.98%
Up 200	544,038	(38,896)	(6.67)%	14.17%	144.07%
Up 100	570,057	(12,877)	(2.21)%	14.85%	150.96%
Base	582,934	—	—%	15.19%	154.37%
Down 100	583,336	402	0.07%	15.20%	154.48%
Down 200	567,995	(14,939)	(2.56)%	14.80%	150.42%

	Sensitivity of Economic Value of Equity
	As of December 31, 2022
				Economic Value of
	Economic Value of Equity			Equity as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value

	(dollar amounts in thousands)
Up 400	$481,135	$(63,410)	(11.64)%	13.49%	123.70%
Up 300	496,136	(48,409)	(8.89)%	13.91%	127.55%
Up 200	510,807	(33,738)	(6.20)%	14.32%	131.32%
Up 100	534,163	(10,382)	(1.91)%	14.98%	137.33%
Base	544,545	—	—%	15.27%	140.00%
Down 100	539,297	(5,248)	(0.96)%	15.12%	138.65%
Down 200	513,948	(30,597)	(5.62)%	14.41%	132.13%

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

ITEM 4 – CONTROLS AND PROCEDURES (Restated)

(a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report on Form 10-Q/A, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934) utilizing the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our CEO and CFO have concluded that these controls and procedures are not effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A. This conclusion was reached as a result of the continued remediation of previously identified material weaknesses in its internal controls over financial reporting as further described in Item 9A in the restated 2022 Annual Report on Form 10-K/A related to complex accounting arrangements and also due to the identification of an additional material weakness related to the transfer of certain loans to another financial institution during the nine months ended September 30, 2023.

Management identified the additional material weakness over the Company’s internal controls over financial reporting for the nine months ended September 30, 2023 related to accounting determinations for transfers of financial assets including lack of a formally designed process and procedure for evaluation of loan transfers. The existing procedures did not outline the process to be taken and individuals to be involved in assessment of the proper accounting for loan transfers and were not sufficient enough to facilitate a proper conclusion on loan transfer transactions.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Amendment. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, at the reasonable assurance level, because of the material weakness in internal controls, which were disclosed in the Company's restated Annual Report on Form 10-K/A for the year ended December 31, 2022 (with respect to the Consumer Program) and Current Report on Form 8-K on March 1, 2024 (with respect to the loan transfers). Notwithstanding the material weakness, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in the Form 10-Q/A, for the three and nine months ended September 30, 2023, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

November 8, 2024	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

November 8, 2024	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer