Form 10-Q
period 2024-06-30
Primis Financial Corp.
filed 2024-12-11
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Yes ☐ No ☒

As of November 29, 2024, there were 24,722,734 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

June 30, 2024

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$5,305	$1,863
Interest-bearing deposits in other financial institutions	61,275	75,690
Total cash and cash equivalents	66,580	77,553

Securities available-for-sale, at fair value (amortized cost of $262,076 and $255,891, respectively)	232,867	228,420

Securities held-to-maturity, at amortized cost (fair value of $9,692 and $10,839, respectively)	10,649	11,650

Loans held for sale, at fair value	94,644	57,691

Loans held for investment, collateralizing secured borrowings	21,174	20,505
Loans held for investment	3,279,388	3,198,909
Less: allowance for credit losses	(51,574)	(52,209)
Net loans	3,248,988	3,167,205

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	16,837	14,246
Bank premises and equipment, net	19,946	20,611
Assets held for sale	5,136	6,735
Operating lease right-of-use assets	10,293	10,646
Cloud computing arrangement assets, net	9,206	10,699
Goodwill	93,459	93,459
Intangible assets, net	1,309	1,958
Bank-owned life insurance	66,319	67,588
Deferred tax assets, net	25,232	22,395
Consumer Program derivative	9,929	10,806
Other assets	54,624	54,884
Total assets	$3,966,018	$3,856,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$420,241	$472,941
Interest-bearing deposits:
NOW accounts	793,608	773,028
Money market accounts	831,834	794,530
Savings accounts	866,279	783,758
Time deposits	423,501	445,898
Total interest-bearing deposits	2,915,222	2,797,214
Total deposits	3,335,463	3,270,155

Securities sold under agreements to repurchase	3,273	3,044
Secured borrowings	21,069	20,393
FHLB advances	80,000	30,000
Junior subordinated debt	9,855	9,830
Senior subordinated notes	85,882	85,765
Operating lease liabilities	11,488	11,686
Other liabilities	24,777	28,080
Total liabilities	3,571,807	3,458,953

Commitments and contingencies (See Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,708,234 and 24,693,172 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	247	247
Additional paid in capital	313,852	313,548
Retained earnings	85,099	84,143
Accumulated other comprehensive loss	(23,151)	(21,777)
Total Primis stockholders' equity	376,047	376,161
Noncontrolling interests	18,164	21,432
Total stockholders' equity	394,211	397,593
Total liabilities and stockholders' equity	$3,966,018	$3,856,546

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$49,553	$41,491	$97,285	$79,941
Interest and dividends on taxable securities	1,705	1,449	3,320	2,932
Interest and dividends on tax exempt securities	100	102	200	203
Interest and dividends on other earning assets	841	7,158	1,739	11,382
Total interest and dividend income	52,199	50,200	102,544	94,458
Interest expense:
Interest on deposits	24,622	24,783	47,636	39,827
Interest on other borrowings	2,724	2,083	4,786	5,975
Total interest expense	27,346	26,866	52,422	45,802
Net interest income	24,853	23,334	50,122	48,656
Provision for credit losses	3,119	4,352	9,627	9,615
Net interest income after provision for credit losses	21,734	18,982	40,495	39,041

Noninterest income:
Account maintenance and deposit service fees	1,861	1,457	3,254	2,681
Income from bank-owned life insurance	981	394	1,544	814
Mortgage banking income	6,402	5,198	11,976	9,513
Gain (loss) on sale of loans	(29)	—	307	51
Consumer Program derivative	1,272	1,758	3,313	13,201
Other noninterest income	365	130	764	347
Total noninterest income	10,852	8,937	21,158	26,607

Noninterest expenses:
Salaries and benefits	16,088	15,283	31,822	30,311
Occupancy expenses	1,250	1,593	2,740	3,038
Furniture and equipment expenses	1,849	1,852	3,465	3,429
Amortization of intangible assets	317	318	634	635
Virginia franchise tax expense	632	848	1,263	1,697
FDIC insurance assessment	589	1,070	1,199	1,434
Data processing expense	2,347	2,828	4,578	5,079
Marketing expense	499	521	958	1,090
Telephone and communication expense	341	416	687	793
Professional fees	2,976	1,075	4,341	1,937
Fraud losses (recoveries)	17	1,997	(1)	2,452
Miscellaneous lending expenses	285	568	737	1,453
Other operating expenses	2,596	2,070	4,900	4,045
Total noninterest expenses	29,786	30,439	57,323	57,393
Income (loss) before income taxes	2,800	(2,520)	4,330	8,255
Income tax expense (benefit)	1,265	(526)	1,983	1,887
Net income (loss)	1,535	(1,994)	2,347	6,368
Net loss attributable to noncontrolling interests	1,901	—	3,555	—
Net income (loss) attributable to Primis' common stockholders	$3,436	$(1,994)	$5,902	$6,368

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	$589	$(3,299)	(1,738)	(293)
Tax expense (benefit)	125	(693)	(364)	(62)
Other comprehensive income (loss)	464	(2,606)	(1,374)	(231)
Comprehensive income (loss)	$3,900	$(4,600)	$4,528	$6,137
Earnings (loss) per share, basic	$0.14	$(0.08)	$0.24	$0.26
Earnings (loss) per share, diluted	$0.14	$(0.08)	$0.24	$0.26

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
Balance - March 31, 2024	24,696,672	$247	$313,812	$84,133	$(23,615)	$20,022	$394,599
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	43	43
Dividends on common stock ($0.10 per share)	—	—	—	(2,470)	—	—	(2,470)
Stock option exercises	11,916	—	—	—	—	—	—
Repurchase of restricted stock	(354)	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	44	—	—	—	44
Net income (loss)	—	—	—	3,436	—	(1,901)	1,535
Other comprehensive income	—	—	—	—	464	—	464
Balance - June 30, 2024	24,708,234	$247	$313,852	$85,099	$(23,151)	$18,164	$394,211

	For the Three Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance - March 31, 2023	24,685,064	$246	$312,903	$107,744	$(23,475)	$—	$397,418
Dividends on common stock ($0.10 per share)	—	—	—	(2,469)	—	—	(2,469)
Restricted stock granted	5,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	73	—	—	—	73
Net loss	—	—	—	(1,994)	—	—	(1,994)
Other comprehensive loss	—	—	—	—	(2,606)	—	(2,606)
Balance - June 30, 2023	24,690,064	$246	$312,976	$103,281	$(26,081)	$—	$390,422

See accompanying notes to unaudited condensed consolidated financial statements.

		For the Six Months Ended June 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance - December 31, 2023	24,693,172	$247	$313,548	$84,143	$(21,777)	$21,432	$397,593
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	287	287
Dividends on common stock ($0.20 per share)	—	—	—	(4,946)	—	—	(4,946)
Stock option exercises	15,416	—	37	—	—	—	37
Repurchase of restricted stock	(354)	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	271	—	—	—	271
Net income (loss)	—	—	—	5,902	—	(3,555)	2,347
Other comprehensive loss	—	—	—	—	(1,374)	—	(1,374)
Balance - June 30, 2024	24,708,234	$247	$313,852	$85,099	$(23,151)	$18,164	$394,211

	For the Six Months Ended June 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance - December 31, 2022	24,680,097	$246	$312,722	$101,850	$(25,850)	$—	$388,968
Dividends on common stock ($0.20 per share)	—	—	—	(4,937)	—	—	(4,937)
Shares retired to unallocated	(1,033)	—	—	—	—	—	—
Stock option exercises	8,000	—	85	—	—	—	85
Restricted stock granted	5,000	—	—	—	—	—	—
Restricted stock forfeited	(2,000)	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(12)	—	—	—	(12)
Stock-based compensation expense	—	—	181	—	—	—	181
Net income	—	—	—	6,368	—	—	6,368
Other comprehensive loss	—	—	—	—	(231)	—	(231)
Balance - June 30, 2023	24,690,064	$246	$312,976	$103,281	$(26,081)	$—	$390,422

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(dollars in thousands, except per share amounts) (Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$2,347	$6,368
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	4,523	4,547
Net accretion of discounts	(113)	(635)
Provision for credit losses	9,627	9,615
Proceeds from sales of loans	76,194	—
Net change in mortgage loans held for sale	(14,802)	(30,309)
Net gains on mortgage banking	(11,976)	(9,513)
Net gains on sale of loans	(307)	(51)
Earnings on bank-owned life insurance	(841)	(784)
Gain on bank-owned life insurance death benefit	(703)	(30)
Stock-based compensation expense	271	181
Gains (losses) on other investments	(342)	36
Deferred income tax benefit	(2,472)	(2,704)
Net change in fair value of loan derivative	877	(11,100)
Net increase in other assets	(9,086)	(5,575)
Net increase (decrease) in other liabilities	(3,623)	4,266
Net cash and cash equivalents (used in) provided by operating activities	49,574	(35,688)
Investing activities:
Purchases of securities available-for-sale	(18,223)	(5,000)
Proceeds from paydowns, maturities and calls of securities available-for-sale	11,679	17,373
Proceeds from paydowns, maturities and calls of securities held-to-maturity	990	1,124
Net (increase) decrease in FRB and FHLB stock	(2,591)	13,732
Net change in loans held for investment	(166,815)	(250,736)
Proceeds from bank-owned life insurance death benefit	918	873
Proceeds from sales of bank premise and equipment and assets held for sale	1,723	—
Purchases of bank premises and equipment, net	—	(1,405)
Purchases of other investments	185	—
Net cash and cash equivalents used in investing activities	(172,134)	(224,039)
Financing activities:
Net increase in deposits	65,308	594,529
Cash dividends paid on common stock	(4,946)	(4,937)
Proceeds from exercised stock options	37	85
Proceeds from secured borrowings, net of repayments	676	20,595
Repurchase of restricted stock	(4)	(12)
Proceeds from short-term FHLB advances	50,000	—
Repayment of short-term borrowings	—	(325,000)
Increase (decrease) in securities sold under agreements to repurchase	229	(2,524)
Issuance of Panacea Financial Holdings stock, net of costs	287	—
Net cash and cash equivalents provided by financing activities	111,587	282,736
Net change in cash and cash equivalents	(10,973)	23,009
Cash and cash equivalents at beginning of period	77,553	77,859
Cash and cash equivalents at end of period	$66,580	$100,868
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$51,697	$41,605
Income taxes	$42	$3,908
Supplemental schedule of noncash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$—	$5,372

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

As of June 30, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company (“PMC”), a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. Panacea Financial Holdings, Inc. (“PFH”), headquartered in Little Rock, Arkansas, is consolidated into the Company. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

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

On December 21, 2023, PFH completed a $24.5 million Series B financing round led by a global venture capital firm. As part of the financing round, Primis acquired approximately 19% of PFH’s common stock for an immaterial purchase price due to previous operating losses in the Bank’s Panacea Financial Division. The Company performed an analysis and determined that PFH is a VIE because it lacks one or more of the characteristics of a voting interest entity. The Company’s analysis further determined that it has a controlling financial interest in PFH due to the substantial historical activities between PFH and the Bank’s Panacea Financial Division coupled with the limited activities of PFH outside of its relationship with Primis as of December 31, 2023. Further, there are employees of Primis that have historically carried out substantially all of the activities of PFH. Accordingly, the Company determined it is the primary beneficiary of PFH and consolidated it as of December 31, 2023 and no circumstances have changed during the three or six months ended June 30, 2024 that changed this prior determination.

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

The Company’s interest rate swaps meet the definition of derivative instruments under ASC 815, Derivatives and Hedging, and are accounted for both initially and subsequently at their fair value. The Company assessed the derivative instruments at inception and determined they met the requirements under ASC 815 to be accounted for as fair value hedges. Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. The Company’s interest rate swaps are fair value hedges that are accounted for using the portfolio layer method, which allows the Company to hedge the interest rate risk of prepayable loans by designating as the hedged item a stated amount of two separate and distinct closed portfolios of consumer and commercial loans that are expected to be outstanding for the designated hedge periods. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instruments, as well as the gains and losses attributable to the change in fair value of the hedged items, are recognized in interest income in the same income statement line item with the hedged item in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability are included in the basis of the hedged items, while the corresponding change in the fair value of the derivative instruments are recorded as an adjustment to other assets or other liabilities, as applicable. The Company presents interest rate swaps on the balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty are subject to legally enforceable master netting arrangements. As of June 30, 2024, the gross amounts of interest rate swap derivative assets and liabilities were $3.1 million and $0, respectively, and are recorded in other assets in the consolidated balance sheet.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$869,722	$246,820	$(3,180)	$946,185	$248,906	$(1,094)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires more disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses, but does not change the requirements for the presentation of expenses on the face of the income statement. The amendments in this standard will be effective for the Company on January 1, 2027, and is required to be applied prospectively, with early adoption permitted. The Company does not believe this standard will have a material impact on its consolidated financial statements.

2.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2024
Residential government-sponsored mortgage-backed securities	$105,433	$13	$(14,684)	$90,762
Obligations of states and political subdivisions	33,650	2	(3,959)	29,693
Corporate securities	16,000	—	(2,274)	13,726
Collateralized loan obligations	5,017	—	(9)	5,008
Residential government-sponsored collateralized mortgage obligations	50,685	48	(1,879)	48,854
Government-sponsored agency securities	16,292	—	(2,624)	13,668
Agency commercial mortgage-backed securities	31,117	—	(3,806)	27,311
SBA pool securities	3,882	9	(46)	3,845
Total	$262,076	$72	$(29,281)	$232,867

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$110,562	$72	$(13,826)	$96,808
Obligations of states and political subdivisions	33,801	12	(3,733)	30,080
Corporate securities	16,000	—	(1,952)	14,048
Collateralized loan obligations	5,018	—	(36)	4,982
Residential government-sponsored collateralized mortgage obligations	35,927	175	(1,631)	34,471
Government-sponsored agency securities	16,267	—	(2,556)	13,711
Agency commercial mortgage-backed securities	34,059	—	(3,949)	30,110
SBA pool securities	4,257	6	(53)	4,210
Total	$255,891	$265	$(27,736)	$228,420

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
June 30, 2024
Residential government-sponsored mortgage-backed securities	$8,392	$—	$(854)	$—	$7,538
Obligations of states and political subdivisions	2,069	—	(90)	—	1,979
Residential government-sponsored collateralized mortgage obligations	188	—	(13)	—	175
Total	$10,649	$—	$(957)	$—	$9,692

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$9,040	$—	$(754)	$—	$8,286
Obligations of states and political subdivisions	2,391	—	(42)	—	2,349
Residential government-sponsored collateralized mortgage obligations	219	—	(15)	—	204
Total	$11,650	$—	$(811)	$—	$10,839

Available-for-sale investment securities of $9.4 million and $18.2 million were purchased during the three and six months ended June 30, 2024, respectively, and $5.0 million were purchased during the three and six months ended June 30, 2023. No held-to-maturity investments were purchased during the three months and six ended June 30, 2024 and 2023. No investment securities were sold during the three months and six ended June 30, 2024 and 2023.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2024, by contractual maturity, were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$245	$242	$550	$549
Due in one to five years	9,791	9,124	795	759
Due in five to ten years	37,256	31,938	724	671
Due after ten years	23,667	20,791	—	—
Residential government-sponsored mortgage-backed securities	105,433	90,762	8,392	7,538
Residential government-sponsored collateralized mortgage obligations	50,685	48,854	188	175
Agency commercial mortgage-backed securities	31,117	27,311	—	—
SBA pool securities	3,882	3,845	—	—
Total	$262,076	$232,867	$10,649	$9,692

Investment securities with a carrying amount of approximately $153.2 million and $200.2 million at June 30, 2024, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of June 30, 2024, Primis did not have a material allowance for credit losses on held-to-maturity securities.

As of June 30, 2024, there were 143 investment securities available-for-sale that were in an unrealized loss position. The unrealized losses related to investment securities available-for-sale as of June 30, 2024 and December 31, 2023, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
June 30, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$131	$—	$87,857	$(14,684)	$87,988	$(14,684)
Obligations of states and political subdivisions	2,077	(24)	26,614	(3,935)	28,691	(3,959)
Corporate securities	—	—	13,726	(2,274)	13,726	(2,274)
Collateralized loan obligations	—	—	5,008	(9)	5,008	(9)
Residential government-sponsored collateralized mortgage obligations	25,998	(207)	15,982	(1,672)	41,980	(1,879)
Government-sponsored agency securities	—	—	13,668	(2,624)	13,668	(2,624)
Agency commercial mortgage-backed securities	—	—	27,311	(3,806)	27,311	(3,806)
SBA pool securities	150	—	2,679	(46)	2,829	(46)
Total	$28,356	$(231)	$192,845	$(29,050)	$221,201	$(29,281)

	Less than 12 months		12 Months or More		Total
June 30, 2024	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$7,467	$(854)	$7,467	$(854)
Obligations of states and political subdivisions	566	(14)	1,413	(76)	1,979	(90)
Residential government-sponsored collateralized mortgage obligations	—	—	175	(13)	175	(13)
Total	$566	$(14)	$9,055	$(943)	$9,621	$(957)

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$93,782	$(13,826)	$93,782	$(13,826)
Obligations of states and political subdivisions	3,945	(19)	23,002	(3,714)	26,947	(3,733)
Corporate securities	939	(61)	13,109	(1,891)	14,048	(1,952)
Collateralized loan obligations	—	—	4,982	(36)	4,982	(36)
Residential government-sponsored collateralized mortgage obligations	—	—	17,306	(1,631)	17,306	(1,631)
Government-sponsored agency securities	—	—	13,711	(2,556)	13,711	(2,556)
Agency commercial mortgage-backed securities	—	—	30,110	(3,949)	30,110	(3,949)
SBA pool securities	301	(1)	2,693	(52)	2,994	(53)
Total	$5,185	$(81)	$198,695	$(27,655)	$203,880	$(27,736)

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,286	$(754)	$8,286	$(754)
Obligations of states and political subdivisions	1,373	(4)	396	(38)	1,769	(42)
Residential government-sponsored collateralized mortgage obligations	—	—	204	(15)	204	(15)
Total	$1,373	$(4)	$8,886	$(807)	$10,259	$(811)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Loans held for sale, at fair value	$94,644	$57,691

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$463,328	$455,397
Commercial real estate - non-owner occupied	612,428	578,600
Secured by farmland	4,758	5,044
Construction and land development	104,886	164,742
Residential 1-4 family	608,035	606,226
Multi-family residential	171,512	127,857
Home equity lines of credit	62,152	59,670
Total real estate loans	2,027,099	1,997,536

Commercial loans (2)	619,365	602,623
Paycheck Protection Program loans	1,969	2,023
Consumer loans	646,590	611,583
Total Non-PCD loans	3,295,023	3,213,765
PCD loans	5,539	5,649
Total loans held for investment	$3,300,562	$3,219,414
(1)	Includes $8.2 million and $7.7 million related to loans collateralizing secured borrowings as of June 30, 2024 and December 31, 2023, respectively.
(2)	Includes $13.0 million and $12.8 million related to loans collateralizing secured borrowings as of June 30, 2024 and December 31, 2023, respectively.

The accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the expected losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Consumer Program Loans

The Company has $194.2 million and $199.3 million of loans outstanding in the Consumer Program as of June 30, 2024 and December 31, 2023, respectively, or 6% of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the Consumer Loans category disclosures in this footnote. As of June 30, 2024, 42% of the loans were in a promotional period requiring no payment of interest on their loans with 77% of these promotional loan periods ending in the second half of 2024 through the second quarter of 2025. As of December 31, 2023, 45% of the loans were in a promotional period requiring no payment of interest on their loans with 70% of these promotional loan periods ending in the second half of 2024 through the first quarter of 2025. During the three and six months ended June 30, 2024, $3.7 million and $9.3 million, respectively, of promotional loans paid off prior to the end of their promotional periods while $2.7 million and $7.5 million, respectively, of promotional loans reached the end of the promotional period and began amortizing.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $20.5 million and $20.1 million at June 30, 2024 and December 31, 2023, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of June 30, 2024 and December 31, 2023 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
June 30, 2024	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$47	$—	$210	$257	$463,071	$463,328
Commercial real estate - non-owner occupied	—	—	—	—	612,428	612,428
Secured by farmland	—	—	—	—	4,758	4,758
Construction and land development	1,620	15	955	2,590	102,296	104,886
Residential 1-4 family	1,808	771	1,598	4,177	603,858	608,035
Multi- family residential	—	—	—	—	171,512	171,512
Home equity lines of credit	977	—	660	1,637	60,515	62,152
Commercial loans	4,349	65	2,068	6,482	612,883	619,365
Paycheck Protection Program loans	—	—	1,897	1,897	72	1,969
Consumer loans	3,121	3,077	188	6,386	640,204	646,590
Total Non-PCD loans	11,922	3,928	7,576	23,426	3,271,597	3,295,023
PCD loans	—	875	1,241	2,116	3,423	5,539
Total	$11,922	$4,803	$8,817	$25,542	$3,275,020	$3,300,562

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$75	$—	$219	$294	$455,103	$455,397
Commercial real estate - non-owner occupied	1,155	—	—	1,155	577,445	578,600
Secured by farmland	—	—	—	—	5,044	5,044
Construction and land development	26	143	—	169	164,573	164,742
Residential 1-4 family	1,850	838	1,376	4,064	602,162	606,226
Multi- family residential	—	—	—	—	127,857	127,857
Home equity lines of credit	416	378	556	1,350	58,320	59,670
Commercial loans	40	588	1,203	1,831	600,792	602,623
Paycheck Protection Program loans	18	—	1,714	1,732	291	2,023
Consumer loans	3,805	2,093	310	6,208	605,375	611,583
Total Non-PCD loans	7,385	4,040	5,378	16,803	3,196,962	3,213,765
PCD loans	2,061	128	1,241	3,430	2,219	5,649
Total	$9,446	$4,168	$6,619	$20,233	$3,199,181	$3,219,414

The amortized cost, by class, of loans and leases on nonaccrual status as of June 30, 2024 and December 31, 2023, were as follows (in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
June 30, 2024	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$210	$451	$661	$661
Secured by farmland	—	429	429	429
Construction and land development	955	140	1,095	1,095
Residential 1-4 family	1,598	1,796	3,394	3,394
Home equity lines of credit	660	692	1,352	1,352
Commercial loans	2,068	22	2,090	54
Consumer loans	188	718	906	906
Total Non-PCD loans	5,679	4,248	9,927	7,891
PCD loans	1,241	121	1,362	1,362
Total	$6,920	$4,369	$11,289	$9,253

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2023	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$219	$469	$688	$688
Secured by farmland	—	480	480	480
Construction and land development	—	23	23	23
Residential 1-4 family	1,376	1,437	2,813	2,813
Home equity lines of credit	556	571	1,127	1,127
Commercial loans	1,203	576	1,779	207
Consumer loans	310	634	944	944
Total Non-PCD loans	3,664	4,190	7,854	6,282
PCD loans	1,241	—	1,241	1,241
Total	$4,905	$4,190	$9,095	$7,523

There were $1.9 million and $1.7 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing as of both June 30, 2024 and December 31, 2023, respectively.

The following table presents nonaccrual loans as of June 30, 2024 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$210	$—	$451	$—	$—	$661
Secured by farmland	—	—	—	—	—	429	—	—	429
Construction and land development	—	—	—	—	—	1,095	—	—	1,095
Residential 1-4 family	—	263	564	—	16	1,956	—	595	3,394
Home equity lines of credit	—	—	—	—	—	69	1,268	15	1,352
Commercial loans	—	615	—	383	—	1,092	—	—	2,090
Consumer loans	—	40	491	375	—	—		—	906
Total non-PCD nonaccruals	—	918	1,055	968	16	5,092	1,268	610	9,927
PCD loans	—	—	—	—	—	1,362	—	—	1,362
Total nonaccrual loans	$—	$918	$1,055	$968	$16	$6,454	$1,268	$610	$11,289

Interest received on nonaccrual loans was zero and $0.2 million for the three and six months ended June 30, 2024, respectively, and zero and $0.01 million for the three and six months ended June 30, 2023, respectively.

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

For the quarter-ended June 30, 2024, one loan with an amortized cost basis of $109 thousand was modified to a borrower experiencing financial difficulty, representing 0.02% of the secured by first liens loan segment. This loan was modified to reduce the interest rate to 6.68% from 7.98% through its 6/16/2042 maturity. Additionally, during the quarter, one loan with an amortized cost of $846 thousand, assigned to secured by first liens and constituting 0.14% of this portfolio was no longer designated as a financial difficulty modification. This loan, recognized as an FDM in February 22, 2023, resumed contractual payments in August 2023 and has had 15 consecutive months of satisfactory performance.

Two existing, other consumer loan modifications, with a total $45 thousand in amortized cost and representing 0.01% of this segment, have had no payment delinquencies in the quarter. Of these two modifications, one loan with $15 thousand in amortized cost, was modified to interest only payments for eleven months, with a return to principal and interest payments in August 2024. Total contractual payments for this loan prior to modification would have been $549. The other existing consumer loan, with $30 thousand in amortized cost was modified to interest only payments for nine months, with principal and interest payments to resume June 2024. Total contractual payments, prior to modification, for this quarter would have been $645.

Another existing, revolving 1-4 family modification with a $32 thousand amortized cost and amounting to 0.05% of its assigned loan pool, has paid as agreed in the quarter. This loan was modified from its original 8.5% rate to a fixed 6.00% for a 5 year term.  Total contractual payments, prior to modification, for this quarter would have been $714.

The following table depicts the amortized cost basis as of June 30, 2024, of the performance of loans that have been modified to borrowers experiencing financial difficulty in the last 12 months and returned to contractual payments ($ in thousands):

	Payment Status

	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$412	$—	$—	$—
Residential 1-4 family	—	89	—	—
Consumer loans	52	—	158	—
Total	$464	$89	$158	$—

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. Primis had no loans classified as Doubtful as of June 30, 2024 or December 31, 2023.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of June 30, 2024 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$28,131	$52,372	$80,481	$61,561	$14,866	$203,335	$3,518	$8,421	$452,685
Special Mention	—	—	—	—	—	7,789	—	—	7,789
Substandard	—	—	—	210	—	2,644	—	—	2,854
Doubtful	—	—	—	—	—	—	—	—	—
	$28,131	$52,372	$80,481	$61,771	$14,866	$213,768	$3,518	$8,421	$463,328
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.49	3.50	3.41	3.43	3.18	3.45	3.59	3.74	3.45
Commercial real estate - nonowner occupied
Pass	$13,963	$32,986	$60,504	$118,135	$46,188	$303,284	$2,688	$3,732	$581,480
Special Mention	—	—	—	28,364	—	2,584	—	—	30,948
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$13,963	$32,986	$60,504	$146,499	$46,188	$305,868	$2,688	$3,732	$612,428
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.98	3.49	3.16	3.93	3.84	3.67	3.19	2.79	3.69
Secured by farmland
Pass	$566	$336	$—	$7	$97	$2,905	$286	$132	$4,329
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	429	—	—	429
Doubtful	—	—	—	—	—	—	—	—	—
	$566	$336	$—	$7	$97	$3,334	$286	$132	$4,758
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	—	N/A	4.00	—	4.09	3.96	3.08	4.02
Construction and land development
Pass	$10,377	$31,439	$37,412	$12,611	$491	$10,539	$922	$—	$103,791
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,095	—	—	1,095
Doubtful	—	—	—	—	—	—	—	—	—
	$10,377	$31,439	$37,412	$12,611	$491	$11,634	$922	$—	$104,886
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.04	3.60	3.64	3.11	3.37	3.66	3.33	N/A	3.50
Residential 1-4 family
Pass	$18,584	$37,419	$169,035	$141,208	$39,141	$189,131	$5,460	$3,582	$603,560
Special Mention	—	—	—	—	—	503	—	—	503
Substandard	—	263	564	—	16	2,534	—	595	3,972
Doubtful	—	—	—	—	—	—	—	—	—
	$18,584	$37,682	$169,599	$141,208	$39,157	$192,168	$5,460	$4,177	$608,035
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	2.56	3.10	3.08	3.04	3.07	3.19	3.72	3.80	3.10
Multi- family residential
Pass	$—	$456	$21,775	$32,568	$17,439	$73,029	$4,765	$594	$150,626
Special Mention	—	—	—	20,000	—	—	—	—	20,000
Substandard	—	—	—	—	—	603	—	283	886
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$456	$21,775	$52,568	$17,439	$73,632	$4,765	$877	$171,512
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.00	3.17	3.76	3.91	3.32	3.98	4.64	3.52
Home equity lines of credit
Pass	$77	$476	$348	$426	$46	$3,085	$55,424	$829	$60,711
Special Mention	—	—	—	—	—	(1)	32	—	31
Substandard	—	—	—	—	—	69	1,326	15	1,410
Doubtful	—	—	—	—	—	—	—	—	—
	$77	$476	$348	$426	$46	$3,153	$56,782	$844	$62,152
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.93	3.11	3.93	3.16
Commercial loans
Pass	$60,493	$133,387	$225,933	$46,750	$5,078	$24,047	$87,541	$6,915	$590,144
Special Mention	—	—	22,273	—	—	87	4,256	111	26,727
Substandard	—	615	—	383	189	1,307	—	—	2,494
Doubtful	—	—	—	—	—	—	—	—	—
	$60,493	$134,002	$248,206	$47,133	$5,267	$25,441	$91,797	$7,026	$619,365
Current period gross charge offs	$—	$—	$—	$—	$—	$346	$—	$—	$346
Weighted average risk grade	2.90	2.90	3.13	3.37	3.37	3.45	3.43	3.70	3.14

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$1,064	$905	$—	$—	$—	$1,969
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$1,064	$905	$—	$—	$—	$1,969
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	2.17	2.00	N/A	N/A	N/A	2.09
Consumer loans
Pass	$216,016	$102,503	$293,063	$22,759	$699	$3,376	$6,679	$451	$645,546
Special Mention	—	4	45	—	—	52	—	—	101
Substandard	—	40	520	382	—	1	—	—	943
Doubtful	—	—	—	—	—	—	—	—	—
	$216,016	$102,547	$293,628	$23,141	$699	$3,429	$6,679	$451	$646,590
Current period gross charge offs	$366	$4,707	$5,630	$572	$—	$21	$—	$—	$11,296
Weighted average risk grade	3.86	2.26	2.51	3.45	4.00	4.01	2.59	—	2.97
PCD
Pass	$—	$—	$—	$—	$—	$2,766	$—	$—	$2,766
Special Mention	—	—	—	—	—	1,271	—	—	1,271
Substandard	—	—	—	—	—	1,502	—	—	1,502
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,539	$—	$—	$5,539
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	5.11	N/A	N/A	5.11
Total	$348,207	$392,296	$911,953	$486,428	$125,155	$837,966	$172,897	$25,660	$3,300,562
Current period gross charge offs	$366	$4,707	$5,630	$572	$—	$367	$—	$—	$11,642
Weighted average risk grade	3.57	2.94	2.97	3.49	3.49	3.48	3.32	3.64	3.28

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2023 (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020	2019	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$42,262	$97,259	$61,316	$17,914	$23,675		$191,674	$4,054	$6,503	$444,657
Special Mention	—	—	—	—	—		5,368	—	—	5,368
Substandard	—	—	219	—	95		5,058	—	—	5,372
Doubtful	—	—	—	—	—		—	—	—	—
	$42,262	$97,259	$61,535	$17,914	$23,770		$202,100	$4,054	$6,503	$455,397
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.52	3.35	3.44	3.38	3.37		3.54	3.46	3.97	3.48
Commercial real estate - nonowner occupied
Pass	$19,474	$65,355	$119,065	$42,781	$37,446		$282,497	$1,847	$5,856	$574,321
Special Mention	—	—	—	1,529	—		2,750	—	—	4,279
Substandard	—	—	—	—	—		—	—	—	—
Doubtful	—	—	—	—	—		—	—	—	—
	$19,474	$65,355	$119,065	$44,310	$37,446		$285,247	$1,847	$5,856	$578,600
Current period gross charge offs	$—	$—	$—	$—	$—		$1,170	$—	$—	$1,170
Weighted average risk grade	3.09	3.35	3.08	3.83	3.95		3.64	3.44	2.86	3.50
Secured by farmland
Pass	$361	$—	$10	$98	$—		$3,333	$607	$155	$4,564
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		480	—	—	480
Doubtful	—	—	—	—	—		—	—	—	—
	$361	$—	$10	$98	$—		$3,813	$607	$155	$5,044
Current period gross charge offs	$—	$—	$—	$—	$—	$		$—	$—	$—
Weighted average risk grade	3.81	N/A	4.00	4.00	N/A		4.04	4.00	3.11	3.99
Construction and land development
Pass	$32,496	$41,304	$72,337	$512	$2,478		$13,912	$727	$1	$163,767
Special Mention	—	—	—	—	—		952	—	—	952
Substandard	—	—	—	—	—		23	—	—	23
Doubtful	—	—	—	—	—		—	—	—	—
	$32,496	$41,304	$72,337	$512	$2,478		$14,887	$727	$1	$164,742
Current period gross charge offs	$—	$—	$—	$—	$—		$2	$—	$—	$2
Weighted average risk grade	3.44	3.06	3.40	3.37	3.29		3.44	3.41	4.00	3.33
Residential 1-4 family
Pass	$37,097	$163,464	$148,845	$40,697	$56,117		$148,066	$3,293	$2,499	$600,078
Special Mention	—	1,036	—	—	—		511	—	—	1,547
Substandard	—	585	—	40	160		3,328	—	488	4,601
Doubtful	—	—	—	—	—		—	—	—	—
	$37,097	$165,085	$148,845	$40,737	$56,277		$151,905	$3,293	$2,987	$606,226
Current period gross charge offs	$—	$—	$—	$—	$572		$198	$—	$—	$770
Weighted average risk grade	3.10	3.10	3.04	3.07	3.08		3.25	3.62	3.50	3.12
Multi- family residential
Pass	$544	$8,105	$21,404	$17,738	$6,925		$68,238	$3,360	$619	$126,933
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		637	—	287	924
Doubtful	—	—	—	—	—		—	—	—	—
	$544	$8,105	$21,404	$17,738	$6,925		$68,875	$3,360	$906	$127,857
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.70	3.00	3.91	3.00		3.35	3.97	4.63	3.40
Home equity lines of credit
Pass	$521	$487	$417	$48	$72		$3,012	$52,923	$856	$58,336
Special Mention	—	—	—	—	—		—	111	—	111
Substandard	—	—	—	—	—		75	1,131	17	1,223
Doubtful	—	—	—	—	—		—	—	—	—
	$521	$487	$417	$48	$72		$3,087	$54,165	$873	$59,670
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$32	$—	$32
Weighted average risk grade	3.01	3.00	3.00	3.00	3.00		3.95	3.10	3.93	3.15
Commercial loans
Pass	$155,238	$269,011	$50,804	$5,683	$2,370		$30,240	$78,984	$7,104	$599,434
Special Mention	—	—	—	21	114		—	1,180	—	1,315
Substandard	—	—	383	212	56		1,223	—	—	1,874
Doubtful	—	—	—	—	—		—	—	—	—
	$155,238	$269,011	$51,187	$5,916	$2,540		$31,463	$80,164	$7,104	$602,623
Current period gross charge offs	$—	$—	$—	$17	$—		$1,240	$1,597	$—	$2,854
Weighted average risk grade	2.97	3.10	3.35	3.41	4.02		3.50	3.26	3.70	3.14

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020		2019	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Special Mention	—	—	—		—	—	—	—	—	—
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Current period gross charge offs	$—	$—	$—	$		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	2.00		2.00	N/A	N/A	N/A	N/A	2.00
Consumer loans
Pass	$294,825	$277,640	$25,695		$916	$89	$3,661	$6,998	$368	$610,192
Special Mention	—	—	—		—	—	63	—	—	63
Substandard	8	831	479		—	9	1	—	—	1,328
Doubtful	—	—	—		—	—	—	—	—	—
	$294,833	$278,471	$26,174		$916	$98	$3,725	$6,998	$368	$611,583
Current period gross charge offs	$2,379	$7,910	$621		$3	$—	$944	$9	$	$11,866
Weighted average risk grade	3.43	2.59	3.55		4.00	4.13	5.81	2.80	N/A	3.06
PCD
Pass	$—	$—	$—		$—	$—	$2,842	$—	$—	$2,842
Special Mention	—	—	—		—	—	1,295	—	—	1,295
Substandard	—	—	—		—	—	1,512	—	—	1,512
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$—		$—	$—	$5,649	$—	$—	$5,649
Current period gross charge offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A		N/A	N/A	4.66	N/A	N/A	4.66
Total	$582,826	$925,077	$502,061		$129,125	$129,606	$770,751	$155,215	$24,753	$3,219,414
Current period gross charge offs	$2,379	$7,910	$621		$20	$572	$3,554	$1,638	$—	$16,694
Weighted average risk grade	3.28	3.00	3.20		3.50	3.40	3.52	3.22	3.59	3.26

Revolving loans that converted to term during the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the three months ended June 30, 2024	For the six months ended June 30, 2024
Residential 1-4 family	$1,532	$1,532
Commercial loans	507	575
Consumer loans	90	100
Total loans	$2,129	$2,207

There were no foreclosed residential real estate property held as of both June 30, 2024 and December 31, 2023. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.2 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2024 and December 31, 2023, calculated in accordance with ASC 326 (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
June 30, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,595	$4,762	$1	$745	$5,506	$1,439	$332	$4,206	$19,476	$—	$41,062
Q-factor and other qualitative adjustments	297	697	25	145	420	596	32	872	—	—	3,084
Specific allocations	—	—	—	—	—	—	—	1,046	5,775	607	7,428
Total	$4,892	$5,459	$26	$890	$5,926	$2,035	$364	$6,124	$25,251	$607	$51,574

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$3,981	$5,024	$2	$745	$4,559	$1,144	$332	$4,493	$20,098	$—	$40,378
Q-factor and other qualitative adjustments	274	798	29	384	379	446	32	1,246	—	—	3,588
Specific allocations	—	—	—	—	—	—	—	581	5,990	1,672	8,243
Total	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three and six months ended June 30, 2024 and 2023 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended June 30, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,563	$5,664	$26	$1,196	$5,107	$1,541	$348	$6,926	$26,421	$1,664	$53,456
Provision (recovery)	329	(205)	—	(306)	817	494	16	(805)	3,836	(1,057)	3,119
Charge offs	—	—	—	—	—	—	—	1	(6,264)	—	(6,263)
Recoveries	—	—	—	—	2	—	—	2	1,258	—	1,262
Ending balance	$4,892	$5,459	$26	$890	$5,926	$2,035	$364	$6,124	$25,251	$607	$51,574

Three Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$5,304	$7,161	$21	$1,280	$4,343	$2,087	$350	$6,510	$6,802	$1,945	$35,803
Provision (recovery)	(237)	2,278	11	6	203	(94)	(19)	497	1,720	(13)	4,352
Charge offs	—	—	—	—	(94)	—	(7)	(10)	(1,629)	—	(1,740)
Recoveries	—	—	—	—	—	—	2	1	123	—	126
Ending balance	$5,067	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,998	$7,016	$1,932	$38,541

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Six Months Ended June 30, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209
Provision (recovery)	637	(363)	(5)	(239)	986	445	(2)	148	9,085	(1,065)	9,627
Charge offs	—	—	—	—	—	—	—	(346)	(11,296)	—	(11,642)
Recoveries	—	—	—	—	2	—	2	2	1,374	—	1,380
Ending balance	$4,892	$5,459	$26	$890	$5,926	$2,035	$364	$6,124	$25,251	$607	$51,574

Six Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(491)	2,292	7	(199)	469	(208)	2	920	6,963	(140)	9,615
Charge offs	—	—	—	—	(269)	—	(7)	(1,776)	(4,112)	—	(6,164)
Recoveries	—	—	—	112	161	—	2	1	270	—	546
Ending balance	$5,067	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,998	$7,016	$1,932	$38,541

Generally, a commercial loan, or a portion thereof, is charged-off when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to our collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Losses on installment loans are recognized in accordance with regulatory guidelines. All other consumer loan losses are recognized when delinquency exceeds 120 cumulative days with the exception of the Consumer Program loans that are charged-off once they become 90 days past due.

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$2,505	$—	$5,404	$—
Secured by farmland	399	—	480	—
Construction and land development	955	—	—	—
Residential 1-4 family	2,039	—	2,695	—
Multi- family residential	885	—	923	—
Home equity lines of credit	280	—	290	—
Commercial loans	2,024	1,046	2,930	581
Consumer loans	5,775	5,775	6,002	5,990
Total non-PCD loans	14,862	6,821	18,724	6,571
PCD loans	5,539	607	5,649	1,672
Total loans	$20,401	$7,428	$24,373	$8,243

The following table presents a breakdown between loans that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets (1)	Assets (1)	Assets (1)	Assets (1)
Commercial real estate - owner occupied	$3,385	$—	$5,986	$—
Commercial real estate - non-owner occupied	1,324	—	1,365	—
Secured by farmland	1,305	—	1,338	—
Construction and land development	1,017	—	65	—
Residential 1-4 family	2,844	—	3,512	—
Multi- family residential	887	—	925	—
Home equity lines of credit	279	—	289	—
Commercial loans	1,750	615	2,097	—
Consumer loans	—	—	—	393
Total loans	$12,791	$615	$15,577	$393

Collateral value	$28,602	$—	$30,907	$12
(1) loan balances are presented net of SBA guarantees

4.      DERIVATIVES

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans  that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period the accrued interest is waived, but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative. The fair value of the derivative instrument was an asset of $9.9 million and $10.8 million as of June 30, 2024 and December 31, 2023, respectively. The underlying cash flows were $10.9 million and $12.4 million as of June 30, 2024 and December 31, 2023, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	June 30, 2024
			Weighted
	Low	High	Total
Remaining cumulative charge-offs	$33,580	$39,899	n/a
Remaining cumulative promotional prepayments	$39,625	$72,418	$49,447
Average life (years)	n/a	n/a	0.6
Discount rate	5.09%	15.21%	15.21%

	December 31, 2023
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$25,661	$35,334	n/a
Remaining cumulative promotional prepayments	$41,085	$75,086	$49,716
Average life (years)	n/a	n/a	1.0
Discount rate	4.63%	14.64%	14.64%

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Average pullthrough rates	90.20%	77.20%
Average costs to originate	1.31%	1.36%

The following summarizes derivative and non-derivative financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,237	$52,802
Derivative liabilities	$—	$—
(1) Pullthrough rate adjusted
	June 30, 2024
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$198	$11,502

	December 31, 2023
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$611	$23,077
Derivative liabilities	$200	$62,250
(1) Pullthrough rate adjusted
	December 31, 2023
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$91	$4,677

The notional amounts of mortgage loans held for sale not committed to investors was $44.6 million and $46.2 million as of June 30, 2024 and December 31, 2023, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$90,762	$—	$90,762	$—
Obligations of states and political subdivisions	29,693	—	29,693	—
Corporate securities	13,726	—	13,726	—
Collateralized loan obligations	5,008	—	5,008	—
Residential government-sponsored collateralized mortgage obligations	48,854	—	48,854	—
Government-sponsored agency securities	13,668	—	13,668	—
Agency commercial mortgage-backed securities	27,311	—	27,311	—
SBA pool securities	3,845	—	3,845	—
	232,867	—	232,867	—
Loans held for investment	246,820	—	246,820	—
Loans held for sale	94,644	—	94,644	—
Consumer Program derivative	9,929	—	—	9,929
Mortgage banking financial assets	198	—	—	198
Mortgage banking derivative assets	1,237	—	—	1,237
Interest rate swaps, net	3,119	—	3,119	—
Total assets	$588,814	$—	$577,450	$11,364

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$96,808	$—	$96,808	$—
Obligations of states and political subdivisions	30,080	—	30,080	—
Corporate securities	14,048	—	14,048	—
Collateralized loan obligations	4,982	—	4,982	—
Residential government-sponsored collateralized mortgage obligations	34,471	—	34,471	—
Government-sponsored agency securities	13,711	—	13,711	—
Agency commercial mortgage-backed securities	30,110	—	30,110	—
SBA pool securities	4,210	—	4,210	—
	228,420	—	228,420	—
Loans held for investment	248,906	—	248,906	—
Loans held for sale	57,691	—	57,691	—
Consumer Program derivative	10,806	—	—	10,806
Mortgage banking financial assets	91	—	—	91
Mortgage banking derivative assets	611	—	—	611
Interest rate swaps, net	1,068	—	1,068	—
Total assets	$547,593	$—	$536,085	$11,508

Liabilities:
Mortgage banking derivative liabilities	200	$—	$—	$200
Total liabilities	$200	$—	$—	$200

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$12,791	$—	$—	$12,791
Assets held for sale	5,136	—	—	5,136

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$15,577	$—	$—	$15,577
Assets held for sale	6,735	—	—	6,735

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels of financial instruments were as follows (in thousands) for the periods indicated:

		June 30, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$66,580	$66,580	$77,553	$77,553
Securities available-for-sale	Level 2	232,867	232,867	228,420	228,420
Securities held-to-maturity	Level 2	10,649	9,692	11,650	10,839
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	16,837	16,837	14,246	14,246
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	3,248,988	3,095,683	3,167,205	3,068,663
Loans held for sale	Level 2	94,644	94,644	57,691	57,691
Consumer Program derivative	Level 3	9,929	9,929	10,806	10,806
Mortgage banking financial assets	Level 3	198	198	91	91
Mortgage banking derivative assets	Level 3	1,237	1,237	611	611
Interest rate swaps, net	Level 2	3,119	3,119	1,068	1,068
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,213,849	$1,213,849	$1,245,969	$1,245,969
Money market and savings accounts	Level 2	1,698,113	1,698,113	1,578,288	1,578,288
Time deposits	Level 3	423,501	420,559	445,898	443,765
Securities sold under agreements to repurchase	Level 1	3,273	3,273	3,044	3,044
FHLB advances	Level 1	80,000	80,000	30,000	30,000
Junior subordinated debt	Level 2	9,855	8,981	9,830	9,039
Senior subordinated notes	Level 2	85,882	84,688	85,765	84,513
Secured borrowings	Level 3	21,069	21,069	20,393	20,393
Mortgage banking derivative liabilities	Level 3	—	—	200	200

Carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative, interest rate swaps, demand deposits, savings accounts, money market accounts, FHLB advances, secured borrowings and securities sold under agreements to repurchase.

Fair value of junior subordinated debt and senior subordinated notes are based on current rates for similar financing. Carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material. Fair value of net loans, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion. The net loans that use level 2 inputs are related to the portfolio of loans underlying our interest rate swaps as previously discussed in “Note 1 – Accounting Policies”.

6.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. As of June 30, 2024 and December 31, 2023, the Company had operating lease liabilities totaling $11.5 million and $11.7 million, respectively, and right-of-use assets totaling $10.3 million and $10.6 million, respectively, reflected in our condensed consolidated balance sheets related to these leases. We do not currently have any financing leases. For the three months ended June 30, 2024 and 2023, our net operating lease costs were $0.5 million and $0.6 million, respectively, and for the six months ended June 30, 2024 and 2023, our net operating lease costs were $1.1 million and $1.2 million, respectively. These net operating lease costs are reflected in occupancy expenses on our condensed consolidated statements of income (loss) and comprehensive income (loss).

The following table presents other information related to our operating leases:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Other information:
Weighted-average remaining lease term - operating leases, in years	6.8	7.5
Weighted-average discount rate - operating leases	4.0%	3.8%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	June 30, 2024
Lease payments due:
2024	$976
2025	2,081
2026	2,051
2027	2,041
2028	1,972
Thereafter	4,121
Total lease payments	13,242
Less: imputed interest	(1,754)
Lease liabilities	$11,488

     As of June 30, 2024, the Company did not have any operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

7.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at both June 30, 2024 and December 31, 2023 was $3.3 million and $3.0 million, respectively.

At both June 30, 2024 and December 31, 2023, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $6.7 million and $6.8 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

As of June 30, 2024, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $597.6 million from the FHLB, of which the Company has used $80.0 million.

In June 2023, the Bank began participating in the Federal Reserve discount window borrowing program. As of June 30, 2024, the Bank had borrowing capacity of $714.1 million within the program and has not borrowed under the program.

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. At June 30, 2024 and December 31, 2023, there was $10.3 million outstanding, net of approximately $0.5 million of debt issuance costs. As of June 30, 2024 and December 31, 2023, the interest rate payable on the trust preferred securities was 8.56% and 8.59%, respectively. As of June 30, 2024, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of June 30, 2024, 40% of these Notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. As of June 30, 2024, all of these notes qualified as Tier 2 capital.

As of both June 30, 2024 and December 31, 2023, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.1 million.

Secured Borrowings

The Company transferred $23.4 million in principal balance of loans to another financial institution in 2023 that were accounted for as secured borrowings and transferred another $1.1 million under the same agreement during the three months ended March 31, 2024. The balance of secured borrowings was $21.1 million and $20.4 million as of June 30, 2024 and December 31, 2023, respectively, and the remaining amortized cost balance of the underlying loans was $21.2 million and $20.5 million, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of June 30, 2024 and December 31, 2023 and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”.  The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three months ended June 30, 2024. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

A summary of stock option activity for the six months ended June 30, 2024 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	54,800	$11.49	1.7	$64
Exercised	(3,500)	10.47
Options outstanding, end of period	51,300	$11.56	1.3	70

Exercisable at end of period	51,300	$11.56	1.3	$70

There was no stock-based compensation expense associated with stock options for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for the six months ended June 30, 2024 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	40,300	$13.59	2.3
Granted	—
Vested	(15,800)	14.73
Forfeited	—
Unvested restricted stock outstanding, end of period	24,500	$12.85	2.3

Stock-based compensation expense for time vested restricted stock awards totaled $0.1 million for the three months ended both June 30, 2024 and 2023 and $0.3 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, unrecognized compensation expense associated with restricted stock awards was $0.2 million, which is expected to be recognized over a weighted average period of 2.3 years.

A summary of performance-based restricted stock units (the “Units”) for the six months ended June 30, 2024 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	244,710	$11.77	3.1
Vested	(11,916)	12.24
Forfeited	(9,334)	10.67
Unvested Units outstanding, end of period	223,460	11.79	2.6

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

The Company recognized no stock-based compensation expense during the three and six months ended June 30, 2024 and 2023 as a result of the probability of a portion of the Units vesting because it is not probable that these Units will vest. The potential unrecognized compensation expense associated with these Units was $4.2 million and $3.0 million as of June 30, 2024 and 2023, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had letters of credit outstanding totaling $10.1 million and $9.6 million as of June 30, 2024 and December 31, 2023, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2024	2023

Balance as of January 1	$1,579	$1,416
Credit loss expense	(548)	(134)
Balance as of June 30	$1,031	$1,282

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

We had $105.8 million of loan commitments outstanding as of June 30, 2024, all of which contractually expire within thirty years.

As of June 30, 2024 and December 31, 2023, we had unfunded lines of credit and undisbursed construction loan funds totaling $387.7 million and $473.1 million, respectively, not all of which will ultimately be drawn. Almost all of our unfunded lines of credit and undisbursed construction loan funds are variable rate. The amount of certificate of deposit accounts maturing in less than one year was $380.5 million as of June 30, 2024, including $75.0 million of brokered CDs. Management anticipates that funding requirements for these commitments can be met in the normal course of business.

Primis also had commitments on the subscription agreements entered into for investments in non-marketable equity securities of $1.0 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2024
Basic EPS	$3,436	24,683	$0.14
Effect of dilutive stock options and unvested restricted stock	—	25	—
Diluted EPS	$3,436	24,708	$0.14

For the three months ended June 30, 2023
Basic EPS	$(1,994)	24,639	$(0.08)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(1,994)	24,639	$(0.08)

For the six months ended June 30, 2024
Basic EPS	$5,902	24,677	$0.24
Effect of dilutive stock options and unvested restricted stock	—	29	—
Diluted EPS	$5,902	24,706	$0.24

For the six months ended June 30, 2023
Basic EPS	$6,368	24,632	$0.26
Effect of dilutive stock options and unvested restricted stock	—	53	—
Diluted EPS	$6,368	24,685	$0.26

The Company had no anti-dilutive options as of June 30, 2024 and 81,800 anti-dilutive options as of June 30, 2023.

11.         SEGMENT INFORMATION

The Company's management reporting process measures the performance of its operating segment based on internal operating structure, which is subject to change from time to time. As of June 30, 2024, the Company operates two reportable segments for management reporting purposes as discussed below:

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

The following table provides financial information for the Company's reportable segments. The information provided under the caption “Primis Bank” includes operations not considered to be reportable segments and/or general operating expenses of the Company, and includes the parent company (which includes PFH) and elimination adjustments to reconcile the results of the operating segment to the consolidated financial statements prepared in conformity with GAAP.

	As of and for the three months ended June 30, 2024			As of and for the six months ended June 30, 2024
	Primis Mortgage	Primis Bank	Consolidated	Primis Mortgage	Primis Bank	Consolidated Company
($ in thousands)
Interest income	$1,522	$50,677	$52,199	$2,429	$100,115	$102,544
Interest expense	—	27,346	27,346	—	52,422	52,422
Net interest income	1,522	23,331	24,853	2,429	47,693	50,122
Provision for credit losses	—	3,119	3,119	—	9,627	9,627
Noninterest income	6,584	4,267	10,852	12,158	9,000	21,158
Noninterest expense	6,084	23,701	29,786	11,206	46,117	57,323
Income before income taxes	2,022	778	2,800	3,381	949	4,330
Income tax expense	487	778	1,265	811	1,172	1,983
Net income	$1,535	$—	$1,535	$2,570	$(223)	$2,347
Total assets	$107,623	$3,858,395	$3,966,018	$107,623	$3,858,395	$3,966,018

	As of and for the three months ended June 30, 2023			As of and for the six months ended June 30, 2023
	Primis Mortgage	Primis Bank	Consolidated	Primis Mortgage	Primis Bank	Consolidated Company
($ in thousands)
Interest income	$701	$49,499	$50,200	$1,097	$93,361	$94,458
Interest expense	—	26,866	26,866	—	45,802	45,802
Net interest income	701	22,633	23,334	1,097	47,559	48,656
Provision for credit losses	—	4,352	4,352	—	9,615	9,615
Noninterest income	5,217	3,720	8,937	9,532	17,075	26,607
Noninterest expense	5,271	25,168	30,439	10,259	47,134	57,393
Income (loss) before income taxes	647	(3,167)	(2,520)	370	7,885	8,255
Income tax expense (benefit)	162	(688)	(526)	96	1,791	1,887
Net income (loss)	$485	$(2,479)	$(1,994)	$274	$6,094	$6,368
Total assets	$63,563	$3,802,649	$3,866,212	$63,563	$3,802,649	$3,866,212

12.         SUBSEQUENT EVENT

On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank, N.A. (“EverBank”) for sale of the Conpany’s Life Premium Finance division (“LPF”). EverBank will acquire LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that will be retained by the Bank. All of the LPF operations, including its employees, will be assumed by EverBank as part of the transaction that is expected to result in a pre-tax gain of $4.5 million for the Company, net of advisory and legal fees, at the initial closing in the fourth quarter of 2024. EverBank will acquire approximately $370 million of loans from the division with the Bank providing interim servicing until the transition of the business at the final closing which is expected on January 31, 2025. Between the first and second closings, EverBank will purchase loans generated by the division in ordinary course at par. After the second closing, EverBank will service the Bank’s retained portfolio for the duration of the portfolio. As of June 30, 2024, the Company had not made the decision to sell LPF and had not identified specific loans that it might sell, therefore the amortized cost balance of the loans remains in “loans held for investment” on the condensed consolidated balance sheets and an analysis whether LPF should be presented as discontinued operations under U.S. GAAP as of and for the three and six months ended June 30, 2024 was not deemed to be necessary.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three and six months ended June 30, 2024 compared to the three months and six ended June 30, 2023 for the consolidated statements of income (loss) and comprehensive income (loss). For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2024 compared to December 31, 2023. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial and Life Premium Finance Divisions, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company as well as our cost saving project to reduce administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act of 2017, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	increased competition for deposits and loans adversely affecting rates and terms;

●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers, acquisitions and dispositions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current conflicts in Ukraine/Russia and the Middle East, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to remediate our existing material weaknesses in our internal controls deemed ineffective;
●	failure to maintain effective internal controls and procedures, including the ability to remediate identified material weaknesses in internal control over financial reporting expediently;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	our ability to de-consolidate Panacea Financial Holdings, Inc. (“PFH”) and recognize gains on our investment in PFH common stock as a result of de-consolidation;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of June 30, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH is a consolidated subsidiary of Primis and owns the rights to the Panacea Financial brand and its intellectual property and partners with the

Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

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

Current Economic Environment

U.S. economic growth accelerated in the first half of 2024, with Real Gross Domestic Product growing by an annualized 1.6% in the first quarter and another 3% in the second quarter. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment has increased from year end to 4.1% in June 2024. The Federal Reserve (the “Fed”) raised interest rates 500 bps from May of 2022 through 2023, a pace that has not been experienced in more than 40 years, and sits at a range of 5.25% to 5.50% as of June 30, 2024. Inflation, while beginning to show signs of moderating, remains higher than the Fed’s long term target rate of 2.0% and the Fed appears committed to maintaining high rates until inflation is back at their target rate. The Fed has indicated that future rate adjustments will be data-dependent.

This higher rate environment is continuing to put strong margin pressure on all banks, including Primis, as the cost of deposits has increased alongside the Fed rate increases while many loans in banks’ portfolios are fixed due to borrowers locking in historic low rates in the past few years prior to the rate hikes noted above. However, loan growth in the current environment will benefit from the higher rates and should assist in partially offsetting growth in deposit costs.

FINANCIAL HIGHLIGHTS

●	Net income available to common shareholders for the three months ended June 30, 2024 totaled $3.4 million, or $0.14 basic and diluted earnings per share, compared to a net loss of $2.0 million, or ($0.08) basic and diluted loss per share for the three months ended June 30, 2023.
●	Net income to common shareholders for the six months ended June 30, 2024 totaled $5.9 million, or $0.24 basic and diluted earnings per share, compared to $6.4 million, or $0.26 basic and diluted earnings per share for the six months ended June 30, 2023.
●	Total assets as of June 30, 2024 were $4.0 billion, an increase of 2.8% compared to December 31, 2023.
●	Total loans as of June 30, 2024 were $3.3 billion, an increase of $81.1 million, or 2.5%, from December 31, 2023.
●	Total deposits were $3.3 billion at June 30, 2024, an increase of 2.0% compared to December 31, 2023.
●	Non-time deposits increased to $2.9 billion as of June 30, 2024, an increase of $87.7 million, or 3.1%, compared to December 31, 2023.
●	The ratio of gross loans (excluding loans held for sale) to deposits stayed steady at 98% at June 30, 2024, compared to December 31, 2023.
●	Net interest margin of 2.72% in the second quarter of 2024 was up from 2.36% in the second quarter of 2023 and down from 2.84% in the first quarter of 2024.
●	Net interest income increased during both the three and six months ended June 30, 2024 compared to the same periods in 2023 and noninterest expenses were down during the three and six months ended June 30, 2024 compared to the same periods in 2023.
●	Allowance for credit losses to total loans was 1.56% at June 30, 2024, compared to 1.62% at December 31, 2023.
●	Asset quality remained relatively stable from year end with nonperforming assets as a percent of total assets (excluding SBA guarantees) at 0.25% as of June 30, 2024 compared to 0.20% at December 31, 2023.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income available to common shareholders for the three months ended June 30, 2024 totaled $3.4 million, or $0.14 basic and diluted earnings per share, compared to a net loss of $2.0 million, or $(0.08) basic and diluted earnings per share for the three months ended June 30, 2023. The increase in net income during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was driven primarily by $1.5 million higher net interest income, $1.9 million higher noninterest income, $0.7 million lower noninterest expense, and $1.2 million less provision for credit losses on loans. Additional details of each of these will be discussed in the remaining sections of this Results of Operations discussion.

Six-Month Comparison. Net income available to common shareholders for the six months ended June 30, 2024 totaled $5.9 million, or $0.24 basic and diluted earnings per share, compared to $6.4 million, or $0.26 basic and diluted earnings per share for the six months ended June 30, 2023. The results between the two periods were relatively unchanged due to an increase in net interest income of $1.5 million and noncontrolling interests of $3.6 million offset by a decline of $5.4 million in noninterest income. Noncontrolling interests related to losses attributable to other stockholders of an entity that we are required to consolidated under U.S. GAAP in which we own approximately 19%.  Details of the other key areas comprising our net income during the six months will be discussed in the remaining sections of this Results of Operations discussion.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $24.9 million for the three months ended June 30, 2024, compared to $23.3 million for the three months ended June 30, 2023. Our net interest margin for the three months ended June 30, 2024 was 2.72%, compared to 2.36% for the three months ended June 30, 2023. Margin increased by 36 basis points as a result of net interest income growing by $1.5 million while average interest earning assets decreased from the prior year. The growth in income was due to interest earning asset yield growth of 65 basis points outpacing interest bearing liability rate growth of 37 basis points. Higher lending rates fueled by an increase in benchmark rates year-over-year and the redeployment of excess cash into higher yielding assets drove interest income.  Average interest bearing assets declined as a result of our decision on June 30, 2023 to begin sweeping excess cash off the balance sheet that had accumulated as a result of the increase in deposits from growth of our digital deposit platform during the three months ended June 30, 2023. The cost of interest bearing liabilities increased primarily due to benchmark interest rate increases in all deposits and higher average borrowings, partially offset by a decline in average interest-bearing deposits as a result of the aforementioned sweep activity since June 30, 2023.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	June 30, 2024			June 30, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$84,389	$1,521	7.25%	$48,698	$700	5.77%
Loans, net of deferred fees (1) (2)	3,266,651	48,032	5.91%	3,112,280	40,791	5.26%
Investment securities	244,308	1,805	2.97%	240,700	1,551	2.58%
Other earning assets	73,697	841	4.59%	568,251	7,158	5.05%
Total earning assets	3,669,045	52,199	5.72%	3,969,929	50,200	5.07%
Allowance for credit losses	(51,723)			(35,770)
Total non-earning assets	294,919			297,474
Total assets	$3,912,241			$4,231,633

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$778,458	$4,827	2.49%	$826,598	$4,343	2.11%
Money market accounts	823,156	6,788	3.32%	858,532	6,231	2.91%
Savings accounts	866,652	8,912	4.14%	1,026,159	10,406	4.07%
Time deposits	423,107	4,095	3.89%	495,721	3,803	3.08%
Total interest-bearing deposits	2,891,373	24,622	3.42%	3,207,010	24,783	3.10%
Borrowings	158,919	2,724	6.89%	114,893	2,083	7.27%
Total interest-bearing liabilities	3,050,292	27,346	3.61%	3,321,903	26,866	3.24%
Noninterest-bearing liabilities:
Demand deposits	433,315			473,319
Other liabilities	34,495			38,408
Total liabilities	3,518,102			3,833,630
Primis common stockholders' equity	374,731			398,003
Noncontrolling interest	19,409			—
Total stockholders' equity	394,140			398,003
Total liabilities and stockholders' equity	$3,912,241	$24,853		$4,231,633	$23,334
Interest rate spread			2.11%			1.83%
Net interest margin			2.72%			2.36%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Six-Month Comparison. Net interest income was $50.1 million for the six months ended June 30, 2024, compared to $48.7 million for the six months ended June 30, 2023. Our net interest margin for the six months ended June 30, 2024 was 2.78%, compared to 2.57% for the six months ended June 30, 2023. Margin increased by 21 basis points as a result of net interest income growing by $1.5 million while average interest earning assets decreased from the prior year. The growth in income was due to interest earning asset yield growth of 69 basis points outpacing interest bearing liability rate growth of 56 basis points. Higher lending rates fueled by an increase in benchmark rates year-over-year and the redeployment of excess cash into higher yielding assets drove interest income.  Average interest bearing assets declined as a result of our decision to sweep excess cash off of the balance sheet as described in the three-month comparison. The cost of interest bearing liabilities increased primarily due to increases in rates on all interest-bearing liabilities as a result of benchmark interest rate increases, partially offset by a 4% decrease in average interest-bearing liabilities.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Six Months Ended
	June 30, 2024			June 30, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$71,643	$2,428	6.82%	$37,086	$1,091	5.93%
Loans, net of deferred fees (3) (4)	3,236,769	94,857	5.89%	3,051,441	78,850	5.21%
Investment securities	242,743	3,520	2.92%	243,536	3,135	2.60%
Other earning assets	75,382	1,739	4.64%	478,786	11,382	4.79%
Total earning assets	3,626,537	102,544	5.69%	3,810,849	94,458	5.00%
Allowance for credit losses	(51,416)			(34,940)
Total non-earning assets	297,057			290,943
Total assets	$3,872,178			$4,066,852

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$776,201	$9,294	2.41%	$774,878	$6,610	1.72%
Money market accounts	818,651	13,300	3.27%	841,630	11,032	2.64%
Savings accounts	833,490	16,957	4.09%	811,221	15,156	3.77%
Time deposits	427,224	8,085	3.81%	492,412	7,029	2.88%
Total interest-bearing deposits	2,855,566	47,636	3.35%	2,920,141	39,827	2.75%
Borrowings	139,553	4,786	6.90%	199,533	5,975	6.04%
Total interest-bearing liabilities	2,995,119	52,422	3.52%	3,119,674	45,802	2.96%
Noninterest-bearing liabilities:
Demand deposits	446,905			514,677
Other liabilities	34,708			33,505
Total liabilities	3,476,732			3,667,856
Primis common stockholders' equity	375,265			398,996
Noncontrolling interest	20,181			—
Total stockholders' equity	395,446			398,996
Total liabilities and stockholders' equity	$3,872,178			$4,066,852
Net interest income		$50,122			$48,656
Interest rate spread			2.17%			2.04%
Net interest margin			2.78%			2.57%
(3)	Includes loan fees in both interest income and the calculation of the yield on loans.
(4)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three months ended June 30, 2024 and 2023, of $3.1 million and $4.4 million, respectively. The provision included amounts calculated in our normal reserve process for the Consumer Program loans which totaled $3.6 million and $1.3 million during the three months ended June 30, 2024 and 2023, respectively. Our provision for credit losses was driven by provisions related to the Consumer Program loan portfolio primarily centered around loans originated from the third quarter of 2022 through the first quarter of 2023. Excluding the provision amounts related to the Consumer Program portfolio, we recorded a benefit for credit losses of $0.5 million and a provision of $3.1 million for the three months ended June 30, 2024 and 2023, respectively.

The provisions were driven in part by net charge-offs during the periods which were $5.0 million and $1.6 million during the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, $4.3 million and $1.4 million, respectively, of net charge-offs were related to the Consumer Program loans. These charge-offs were primarily related to loans originated from the third quarter of 2022 to the first quarter of 2023. Excluding the Consumer Program loan charge-offs we had net charge-offs of $0.7 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively.

The Company recorded a provision for credit losses for both the six months ended June 30, 2024 and 2023, of $9.6 million. The provision included amounts calculated in our normal reserve process for the Consumer Program loans which totaled $8.6 million and $6.1 million during the six months ended June 30, 2024 and 2023, respectively. Our provision for credit losses was driven by provisions related to the Consumer Program loan portfolio primarily centered around loans originated from the third quarter of 2022 through the first quarter of 2023. Excluding the provision amounts related to the Consumer Program portfolio, we recorded a provision for credit losses of $1.0 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively.

The provisions were driven in part by net charge-offs during the periods which were $10.3 million and $5.6 million during the six months ended June 30, 2024 and 2023, respectively. During six months ended June 30, 2024 and 2023, $8.7 million and $3.3 million, respectively, of net charge-offs were related to the Consumer Program loans. These charge-offs were primarily related to loans originated from the third quarter of 2022 to the first quarter of 2023. Excluding the Consumer Program loan charge-offs we had net charge-offs of $1.6 million and $2.3 million during the six months ended June 30, 2024 and 2023, respectively

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2024	2023	Change
Account maintenance and deposit service fees	$1,861	$1,457	$404
Income from bank-owned life insurance	981	394	587
Mortgage banking income	6,402	5,198	1,204
Gain on sale of loans	(29)	—	(29)
Consumer Program derivative	1,272	1,758	(486)
Other noninterest income	365	130	235
Total noninterest income	$10,852	$8,937	$1,915

Noninterest income increased 21% to $10.9 million for the three months ended June 30, 2024, compared to $8.9 million for the three months ended June 30, 2023. The increase in noninterest income was primarily related to $1.2 million of higher mortgage banking income and $0.6 million of higher income from bank-owned life insurance, partially offset by a decline in Consumer Program derivative income. The increase in Mortgage banking income was a result of the continued growth of the mortgage business in 2024 compared to 2023. During the three months ended June 30, 2024 we realized $3.7 million on sale gains compared to $2.8 million during the three months ended June 30, 2023 as a result of higher sales volumes. The increase in income on bank-owned life insurance was driven by one-time death benefit gains during the quarter of $0.6 million. The Consumer Program derivative income declined primarily due to fair value loss adjustments on the derivative asset of $0.8 million during the three months ended June 30, 2024 compared to fair value gains of $0.6 million during the three months ended June 30, 2023. Offsetting the fair value loss adjustments during the three months ended June 30, 2024 and 2023 was $2.1 million and $1.2 million, respectively, of realized gains as a result of borrowers paying off their promotional period loans before the end of the promotional period which triggers payment from the derivative counterparty of the interest accrued during the promotional period along with other income due to us under the agreement.

The following table presents the major categories of noninterest income for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2024	2023	Change
Account maintenance and deposit service fees	$3,254	$2,681	$573
Income from bank-owned life insurance	1,544	814	730
Mortgage banking income	11,976	9,513	2,463
Gain on sale of loans	307	51	256
Consumer Program derivative	3,313	13,201	(9,888)
Other noninterest income	764	347	417
Total noninterest income	$21,158	$26,607	$(5,449)

Noninterest income decreased 20% to $21.2 million for the six months ended June 30, 2024, compared to $26.6 million for the six months ended June 30, 2023. The decrease in noninterest income was primarily driven by declines in Consumer Program derivative income, partially offset by $2.5 million of higher mortgage banking income and $0.7 million of higher income from bank-owned life insurance. The Consumer Program derivative income declined primarily due to fair value loss adjustments on the derivative asset of $0.9 million during the six months ended June 30, 2024 compared to fair value gains of $11.1 million during the six months ended June 30, 2023. The derivative asset and related gains are driven by anticipated cash payments due to us from the third-party when borrowers prepay their loans in a no-interest promotional period. During the first six months of 2023, the value of the derivative and related gains were driven by $52.3 million of loans with a no-interest promotional period originated during the first six months. Comparatively, during the first six months of 2024 a nominal amount of no-interest promotional loans was originated and the existing ones were beginning to exit their promo period.  Offsetting the fair value loss adjustments during the six months ended June 30, 2024 and adding to the gains in 2023 was $4.2 million and $2.1 million, respectively, of realized gains as a result of borrowers paying off their promotional period loans before the end of the promotional period which triggers payment from the derivative counterparty of the interest accrued during the promotional period, along with other income due to us under the agreement.

The increase in Mortgage banking income was a result of the continued growth of the mortgage business in 2024 compared to 2023. During the six months ended June 30, 2024 we realized $6.5 million on sale gains compared to $5.1 million during the six months ended June 30, 2023 as a result of higher sales volumes. The increase in income on bank-owned life insurance was driven by one-time death benefit gains during the six months of $0.7 million.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
(dollars in thousands)	2024	2023	Change
Salaries and benefits	$16,088	$15,283	$805
Occupancy expenses	1,250	1,593	(343)
Furniture and equipment expenses	1,849	1,852	(3)
Amortization of core deposit intangible	317	318	(1)
Virginia franchise tax expense	632	848	(216)
FDIC insurance assessment	589	1,070	(481)
Data processing expense	2,347	2,828	(481)
Marketing expense	499	521	(22)
Telephone and communication expense	341	416	(75)
Professional fees	2,976	1,075	1,901
Fraud losses	17	1,997	(1,980)
Miscellaneous lending expenses	285	568	(283)
Other operating expenses	2,596	2,070	526
Total noninterest expenses	$29,786	$30,439	$(653)

Noninterest expenses declined 2% to $29.8 million during the three months ended June 30, 2024, compared to $30.4 million during the three months ended June 30, 2023. The decline was driven by higher fraud losses, FDIC insurance assessments and data processing costs in the prior year, partially offset by higher professional fees and salaries and benefits in 2024. The fraud losses during the three months ended June 30, 2023 was primarily related to a substantial increase in deposit account fraud, which was also seen across the industry during that time. The FDIC insurance costs were higher during the three months ended June 30, 2023 as a result of the higher deposit base driven by the growth of the digital platform compared to the same period in 2024, less growth in deposits, and excess deposit cash sweeps being utilized during the quarter. The data processing expenses were higher during the three months ended June 30, 2023 driven by substantially higher application volume on the digital deposit platform as a result of a savings account rate promotion offered during 2023 that did not re-occur in 2024.  During the three months ended June 30, 2024 these declines in noninterest expenses were offset by higher professional fees related to the SEC pre-clearance and restatement process. The higher salaries and benefits expense was driven by growth in the mortgage line of business and Panacea division.

The following table presents the major categories of noninterest expense for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
(dollars in thousands)	2024	2023	Change
Salaries and benefits	$31,822	$30,311	$1,511
Occupancy expenses	2,740	3,038	(298)
Furniture and equipment expenses	3,465	3,429	36
Amortization of core deposit intangible	634	635	(1)
Virginia franchise tax expense	1,263	1,697	(434)
FDIC insurance assessment	1,199	1,434	(235)
Data processing expense	4,578	5,079	(501)
Marketing expense	958	1,090	(132)
Telephone and communication expense	687	793	(106)
Professional fees	4,341	1,937	2,404
Fraud losses (recoveries)	(1)	2,452	(2,453)
Miscellaneous lending expenses	737	1,453	(716)
Other operating expenses	4,900	4,045	855
Total noninterest expenses	$57,323	$57,393	$(70)

Noninterest expenses were essentially flat when comparing the six months ended June 30, 2024 to 2023. Decreases in expenses were driven by fraud losses (recoveries), miscellaneous lending expenses, and data processing and were offset by increases in professional fees and salaries and benefits. The decreases in noninterest expenses in fraud losses (recoveries) and data processing was primarily for the same reasons as discussed above for the three months ended June 30, 2024 compared to 2023. The decrease in miscellaneous lending expenses during the six months ended June 30, 2024 compared to 2023 was primarily related to a decline in the calculated credit loss reserve for unfunded commitments. The offsetting increases in noninterest expenses during the six months ended June 30, 2024 compared to 2023 in professional fees and salaries and benefits was primarily for the same reasons as discussed above for the three months ended June 30, 2024 compared to 2023.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023	Change

Total cash and cash equivalents	$66,580	$77,553	$(10,973)
Securities available-for-sale	232,867	228,420	4,447
Securities held-to-maturity	10,649	11,650	(1,001)
Loans held for sale	94,644	57,691	36,953
Net loans	3,248,988	3,167,205	81,783
Other assets	312,290	314,027	(1,737)
Total assets	$3,966,018	$3,856,546	$109,472

Total deposits	$3,335,463	$3,270,155	$65,308
Borrowings	200,079	149,032	51,047
Other liabilities	36,265	39,766	(3,501)
Total liabilities	3,571,807	3,458,953	112,854
Total equity	394,211	397,593	(3,382)
Total liabilities and equity	$3,966,018	$3,856,546	$109,472

Loans

Gross loans were $3.3 billion and $3.2 billion as of June 30, 2024 and December 31, 2023, respectively.  As of June 30, 2024 and December 31, 2023, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations. Our loan portfolio grew 2.5% in the first six months of 2024 which was driven by growth in multi-family residential, non-owner occupied commercial real estate, and consumer loans. The majority of this growth was concentrated in loan growth in the Panacea and Life Premium Finance divisions that are diversified geographically and are spread across the nation. The overall loan portfolio growth was partially offset by a reduction in our construction and land development portfolio due to paydows of loans in that portfolio.

On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank for sale of the Conpany’s LPF division. EverBank will acquire LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that will be retained by the Bank. All of the LPF operations, including its employees, will be assumed by EverBank as part of the transaction that is expected to result in a pre-tax gain of $4.5 million for the Company, net of advisory and legal fees, at the initial closing in the fourth quarter of 2024. EverBank will acquire approximately $370 million of loans from the division with the Bank providing interim servicing until the transition of the business at the final closing which is expected on January 31, 2025. Between the first and second closings, EverBank will purchase loans generated by the division in ordinary course at par. After the second closing, EverBank will service the Bank’s retained portfolio for the duration of the portfolio. As of June 30, 2024, the Company had not made the decision to sell LPF and had not identified specific loans that it might sell, therefore the amortized cost balance of the loans remains in “loans held for investment” on the condensed consolidated balance sheets in Item 1 in this Form 10-Q and where loans held for investment are disclosed in this MD&A.

The composition of our loans held for investment portfolio consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$463,328	14.0%	$455,397	14.1%
Commercial real estate - non-owner occupied	612,428	18.6%	578,600	18.0%
Secured by farmland	4,758	0.1%	5,044	0.2%
Construction and land development	104,886	3.2%	164,742	5.1%
Residential 1-4 family	608,035	18.4%	606,226	18.8%
Multi- family residential	171,512	5.2%	127,857	4.0%
Home equity lines of credit	62,152	1.9%	59,670	1.9%
Total real estate loans	2,027,099	61.4%	1,997,536	62.0%

Commercial loans	619,365	18.8%	602,623	18.7%
Paycheck protection program loans	1,969	0.1%	2,023	0.1%
Consumer loans	646,590	19.6%	611,583	19.0%
Total Non-PCD loans	3,295,023	99.8%	3,213,765	99.8%
PCD loans	5,539	0.2%	5,649	0.2%
Total loans	$3,300,562	100.0%	$3,219,414	100.0%

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of June 30, 2024 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$20,796	$87,424	$25,272	$134,902	$135,575	$1,715	$57,644	$463,328
Commercial real estate - non-owner occupied	75,347	215,880	30,229	53,373	73,238	9,633	154,728	612,428
Secured by farmland	1,365	1,157	78	117	797	—	1,244	4,758
Construction and land development	67,729	1,833	16,525	3,870	12,686	665	1,578	104,886
Residential 1-4 family	22,665	43,092	12,390	24,774	52,239	69,489	383,386	608,035
Multi- family residential	16,096	97,767	3,480	—	28,048	—	26,121	171,512
Home equity lines of credit	4,720	3,250	7,466	46	3,037	17	43,616	62,152
Total real estate loans	208,718	450,403	95,440	217,082	305,620	81,519	668,317	2,027,099
Commercial loans	100,375	112,461	121,397	225,733	55,651	1,102	2,646	619,365
Paycheck protection program loans	905	880	—	184	—	—	—	1,969
Consumer loans	3,954	284,831	170,795	80,048	104,943	2,013	6	646,590
Total Non-PCD loans	313,952	848,575	387,632	523,047	466,214	84,634	670,969	3,295,023
PCD loans	2,572	1,348	37	—	1,194	388	—	5,539
Total loans	$316,524	$849,923	$387,669	$523,047	$467,408	$85,022	$670,969	$3,300,562

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of June 30, 2024, which is only originated at fixed rates (in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Consumer Program Loans	$1,447	$128,335	$45,770	$18,665	$194,217

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All of these promotional loans amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period (in thousands):

	Amount ending	Amount ending
	No Interest	No Interest	Total Interest
	Promo Period in	Promo Period in	Promo
	next 12 months	next 13-24 months	as of 6/30/24
Consumer Program Loans	$63,280	$19,111	$82,391

During the three months ended June 30, 2024, $3.7 million of loans paid off during the no interest promo period and $2.7 million of loans ended their no interest promo period and began to amortize. During the six months ended June 30, 2024, $9.3 million of loans paid off during the no interest promo period and $7.5 million of loans ended their no interest promo period and began to amortize.

Asset Quality; Past Due Loans and Nonperforming Assets

The following table presents a comparison of nonperforming assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Nonaccrual loans	$11,289	$9,095
Loans past due 90 days and accruing interest	1,897	1,714
Total nonperforming assets	13,186	10,809

SBA guaranteed amounts included in nonperforming loans	$3,268	$3,115

Allowance for credit losses to total loans	1.56%	1.62%
Allowance for credit losses to nonaccrual loans	456.88%	574.06%
Allowance for credit losses to nonperforming loans	391.14%	483.04%
Nonaccrual to total loans	0.34%	0.28%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.25%	0.20%

Asset quality remained relatively stable during the first six months of 2024 with nonperforming assets up $2.4 million to $13.2 million primarily as a result of an increase in nonaccrual loans. The increase was driven by one commercial real estate loan, three commercial loans, and five consumer loans added to nonaccrual during the year. Two of the commercial loans have partial SBA guarantees and all but one of these loans is secured by collateral.  We will generally place a loan on nonaccrual status when it becomes 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

We originate a portion of our consumer loans (the Consumer Program) using a third party that sources and subsequently manages the portfolio of loans. As of June 30, 2024, the principal balance outstanding was $194.2 million. These loans are accounted for similar to our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on this portfolio of loans was $22.3 million as of June 30, 2024 and represented 43% of our total allowance for credit losses. Net charge-offs on this portfolio were $4.3 million and $8.7 million during the three and six months ended June 30, 2024, respectively, and represented approximately 87% and 85%, respectively, of net charge-offs recorded during the periods.

The Company tightened its origination criteria in regard to this portfolio in April of 2023 and from that point forward we generally originated loans to consumer borrowers being managed by the third party with FICO scores over 720, whereas prior periods loan production included approximately 40% of loans to borrowers with weaker credit scores. This older vintage, lower credit score portion of the portfolio has driven the uptick in related charge-offs during 2023 which continued into the first six months of 2024 and necessitated the update of the Company’s expected loss rates on this portfolio for purposes of determining the allowance for credit losses as discussed in our Annual Report on Form 10-K for 2023. This updated loss rate has been a driver in the increase of the allowance on the portfolio. The newer production represented approximately 33% of the portfolio as of June 30, 2024 and is expected to improve the quality mix of the portfolio and result in lower realized net charge-offs and provisions for credit losses in future periods.

Investment Securities

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	June 30,	December 31,
	2024	2023
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$90,762	$96,808
Obligations of states and political subdivisions	29,693	30,080
Corporate securities	13,726	14,048
Collateralized loan obligations	5,008	4,982
Residential government-sponsored collateralized mortgage obligations	48,854	34,471
Government-sponsored agency securities	13,668	13,711
Agency commercial mortgage-backed securities	27,311	30,110
SBA pool securities	3,845	4,210
Total	$232,867	$228,420

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$8,392	$9,040
Obligations of states and political subdivisions	2,069	2,391
Residential government-sponsored collateralized mortgage obligations	188	219
Total	$10,649	$11,650

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

Investment securities, available-for-sale and held-to-maturity, totaled $243.5 million as of June 30, 2024, an increase of 1.4% from $240.1 million as of December 31, 2023, primarily due to purchases of available-for-sale securities, partially offset by paydowns, maturities, and calls of the investments over the past six months.  We recognized no credit impairment charges related to credit losses on our held-to-maturity investment securities during the three and six months ended June 30, 2024 and an immaterial amount of credit impairment charges were taken during the three and six months ended June 30, 2023.

For additional information regarding investment securities refer to “Note 2 - Investment Securities” in this Form 10-Q.

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

Total deposits were $3.3 billion as of June 30, 2024, a 2% increase from December 31, 2023. The increase in deposits from year end was primarily driven by growth in money market and savings accounts due to our competitive rates on these products. Savings accounts increased 11% from $783.8 million as of December 31, 2023 to $866.3 million as of June 30, 2024. Money market accounts increased 5% from $794.5 million as of December 31, 2023 to $831.8 million as of June 30, 2024. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $849.3 million, or 25% of total deposits, as of June 30, 2024.

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of June 30, 2024 and December 31, 2023, total FHLB borrowings were $80.0 million and $30.0 million, respectively. As of June 30, 2024, we had $517.6 million of unused and available FHLB lines of credit.

Other borrowings can consist of federal funds purchased, secured borrowings due to failed loan sales, and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers.  The balance in repo accounts at both June 30, 2024 and December 31, 2023 was $3.3 million and $3.0 million, respectively.

We had secured borrowings of $21.1 million and $20.4 million as of June 30, 2024 and December 31, 2023, respectively, related to loan transfers to another financial institution during 2023 and the first six months of 2024 that did not meet the criteria to be treated as a sale under relevant accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. During the three and six months ended June 30, 2024, additional advances were made to borrowers under the loans previously transferred in 2023 and were accordingly treated as additional secured borrowings as of June 30, 2024. For additional information on secured borrowings refer to “Note 7 –Debt and Other Borrowings” in this Form 10-Q.

Junior Subordinated Debt and Senior Subordinated Notes

For information about junior subordinated debt and senior subordinated notes and their anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings.”

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits are not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to borrowing from the Federal Home Loan Bank of Atlanta and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings, and Note 9 – Commitments and Contingencies.”

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of June 30, 2024, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2024, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of June 30, 2024, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	June 30,	December 31,
	Purposes	Well Capitalized (1)	2024	2023
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.25%	8.37%
Common equity tier 1 capital ratio	4.50%	n/a	8.85%	8.96%
Tier 1 risk-based capital ratio	6.00%	n/a	9.14%	9.25%
Total risk-based capital ratio	8.00%	n/a	12.45%	13.44%

Primis Bank
Leverage ratio	4.00%	5.00%	9.86%	9.80%
Common equity tier 1 capital ratio	7.00%	6.50%	11.05%	10.88%
Tier 1 risk-based capital ratio	8.50%	8.00%	11.05%	10.88%
Total risk-based capital ratio	10.50%	10.00%	12.30%	12.12%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.30% as of June 30, 2024, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2023. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2023. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during the first six months of 2024.

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

Based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 400 basis points, measured in 100 basis point increments) as of June 30, 2024 and December 31, 2023, all changes are within our Asset/Liability Risk Management Policy guidelines.

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing as of June 30, 2024 and December 31, 2023 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines as of June 30, 2024 and December 31, 2023.

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

Notwithstanding the material weaknesses that have not been fully remediated, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in this Form 10-Q, as of and for the three and six months ended June 30, 2024, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the six months ended June 30, 2024, the

Company continued to remediate the material weaknesses in its internal control over financial reporting as previously identified and disclosed in Item 9A. in the 2023 Annual Report on Form 10-K. While management believes it has put effective controls in place to remediate the previously identified material weaknesses, the controls have not been operating for a sufficient amount of time to conclude that the material weakness has been fully remediated. The Company will continue to operate and test the new controls until it believes they have been operating effectively for a sufficient amount of time. The Company anticipates the material weaknesses to be fully remediated as soon as possible.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of June 30, 2024.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and six months ended June 30, 2024.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

December 11, 2024	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

December 11, 2024	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer