Form 10-Q
period 2024-09-30
Primis Financial Corp.
filed 2024-12-11
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

PRIMIS FINANCIAL CORP.

FORM 10-Q

September 30, 2024

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$10,854	$1,863
Interest-bearing deposits in other financial institutions	66,420	75,690
Total cash and cash equivalents	77,274	77,553

Securities available-for-sale, at fair value (amortized cost of $264,151 and $255,891, respectively)	242,543	228,420

Securities held-to-maturity, at amortized cost (fair value of $9,162 and $10,839, respectively)	9,766	11,650

Loans held for sale, at fair value	96,897	57,691
Loans held for sale, at lower of cost or market	361,825	—
Total loans held for sale	458,722	57,691

Loans held for investment, collateralizing secured borrowings	17,591	20,505
Loans held for investment	2,956,132	3,198,909
Less: allowance for credit losses	(51,132)	(52,209)
Net loans	2,922,591	3,167,205

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	20,875	14,246
Bank premises and equipment, net	19,668	20,611
Assets held for sale	9,864	6,735
Operating lease right-of-use assets	10,465	10,646
Cloud computing arrangement assets, net	8,460	10,699
Goodwill	93,459	93,459
Intangible assets, net	985	1,958
Bank-owned life insurance	66,750	67,588
Deferred tax assets, net	25,582	22,395
Consumer Program derivative asset	7,146	10,806
Other assets	50,197	54,884
Total assets	$4,024,347	$3,856,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$421,231	$472,941
Interest-bearing deposits:
NOW accounts	748,833	773,028
Money market accounts	835,099	794,530
Savings accounts	873,810	783,758
Time deposits	427,458	445,898
Total interest-bearing deposits	2,885,200	2,797,214
Total deposits	3,306,431	3,270,155

Securities sold under agreements to repurchase	3,677	3,044
Secured borrowings	17,495	20,393
FHLB advances	165,000	30,000
Junior subordinated debt	9,867	9,830
Senior subordinated notes	85,941	85,765
Operating lease liabilities	11,704	11,686
Other liabilities	27,169	28,080
Total liabilities	3,627,284	3,458,953

Commitments and contingencies (See Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,722,734 and 24,693,172 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	247	247
Additional paid in capital	314,066	313,548
Retained earnings	83,854	84,143
Accumulated other comprehensive loss	(17,145)	(21,777)
Total Primis stockholders' equity	381,022	376,161
Noncontrolling interests	16,041	21,432
Total stockholders' equity	397,063	397,593
Total liabilities and stockholders' equity	$4,024,347	$3,856,546

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$54,296	$45,312	$151,581	$125,253
Interest and dividends on taxable securities	1,702	1,491	5,022	4,423
Interest and dividends on tax exempt securities	97	102	297	305
Interest and dividends on other earning assets	1,017	1,122	2,756	12,504
Total interest and dividend income	57,112	48,027	159,656	142,485
Interest expense:
Interest on deposits	25,351	21,576	72,987	61,403
Interest on other borrowings	3,738	2,121	8,524	8,096
Total interest expense	29,089	23,697	81,511	69,499
Net interest income	28,023	24,330	78,145	72,986
Provision for credit losses	7,511	1,616	17,138	11,231
Net interest income after provision for credit losses	20,512	22,714	61,007	61,755

Noninterest income:
Account maintenance and deposit service fees	1,468	1,534	4,722	4,215
Income from bank-owned life insurance	431	787	1,975	1,601
Mortgage banking income	6,803	4,922	18,779	14,435
Gain on sale of loans	—	217	307	268
Consumer Program derivative gains	79	2,033	3,392	15,233
Other noninterest income	501	231	1,266	578
Total noninterest income	9,282	9,724	30,441	36,330

Noninterest expenses:
Salaries and benefits	16,764	13,809	48,587	44,120
Occupancy expenses	1,248	1,633	3,988	4,671
Furniture and equipment expenses	1,823	1,537	5,288	4,966
Amortization of intangible assets	318	317	952	952
Virginia franchise tax expense	631	849	1,894	2,546
FDIC insurance assessment	545	820	1,744	2,254
Data processing expense	2,552	2,250	7,130	7,329
Marketing expense	449	377	1,407	1,467
Telephone and communication expense	330	356	1,017	1,149
Professional fees	2,914	1,118	7,255	3,055
Goodwill impairment	—	11,150	—	11,150
Fraud losses	61	267	59	2,719
Miscellaneous lending expenses	1,098	424	1,835	1,878
Other operating expenses	2,222	2,041	7,123	6,085
Total noninterest expenses	30,955	36,948	88,279	94,341
Income (loss) before income taxes	(1,161)	(4,510)	3,169	3,744
Income tax expense (benefit)	(304)	1,519	1,679	3,405
Net income (loss)	(857)	(6,029)	1,490	339
Net income attributable to noncontrolling interests	2,085	—	5,640	—
Net income (loss) attributable to Primis' common stockholders	$1,228	$(6,029)	$7,130	$339

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$7,601	$(5,557)	5,863	(5,850)
Tax expense (benefit)	1,595	(1,167)	1,231	(1,229)
Other comprehensive income (loss)	6,006	(4,390)	4,632	(4,621)
Comprehensive income (loss)	$7,234	$(10,419)	$11,762	$(4,282)
Earnings (loss) per share, basic	$0.05	$(0.24)	$0.29	$0.01
Earnings (loss) per share, diluted	$0.05	$(0.24)	$0.29	$0.01

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
Balance - June 30, 2024	24,708,234	$247	$313,852	$85,099	$(23,151)	$18,164	$394,211
Net income (loss)	—	—	—	1,228	—	(2,085)	(857)
Other comprehensive income	—	—	—	—	6,006	—	6,006
Other net changes in noncontrolling interests	—	—	—	—	—	(38)	(38)
Dividends on common stock ($0.10 per share)	—	—	—	(2,473)	—	—	(2,473)
Stock option exercises	15,500	—	173	—	—	—	173
Restricted stock forfeited	(1,000)	—	—	—	—	—	—
Stock-based compensation expense	—	—	41	—	—	—	41
Balance - September 30, 2024	24,722,734	$247	$314,066	$83,854	$(17,145)	$16,041	$397,063

	For the Three Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
Balance - June 30, 2023	24,690,064	$246	$312,976	$103,281	$(26,081)	$—	$390,422
Net loss	—	—	—	(6,029)	—	—	(6,029)
Other comprehensive loss	—	—	—	—	(4,390)	—	(4,390)
Dividends on common stock ($0.10 per share)	—	—	—	(2,469)	—	—	(2,469)
Restricted stock forfeited	(3,300)	—	—	—	—	—	—
Stock-based compensation expense	—	—	76	—	—	—	76
Balance - September 30, 2023	24,686,764	$246	$313,052	$94,783	$(30,471)	$—	$377,610

See accompanying notes to unaudited condensed consolidated financial statements.

		For the Nine Months Ended September 30, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
Balance - December 31, 2023	24,693,172	$247	$313,548	$84,143	$(21,777)	$21,432	$397,593
Net income (loss)	—	—	—	7,130	—	(5,640)	1,490
Other comprehensive income	—	—	—	—	4,632	—	4,632
Other net changes in noncontrolling interests	—	—	—	—	—	249	249
Dividends on common stock ($0.30 per share)	—	—	—	(7,419)	—	—	(7,419)
Stock option exercises	30,916	—	210	—	—	—	210
Restricted stock forfeited	(1,000)	—	—	—	—	—	—
Repurchase of restricted stock	(354)	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	312	—	—	—	312
Balance - September 30, 2024	24,722,734	$247	$314,066	$83,854	$(17,145)	$16,041	$397,063

	For the Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
Balance - December 31, 2022	24,680,097	$246	$312,722	$101,850	$(25,850)	$—	$388,968
Net income	—	—	—	339	—	—	339
Other comprehensive loss	—	—	—	—	(4,621)	—	(4,621)
Dividends on common stock ($0.30 per share)	—	—	—	(7,406)	—	—	(7,406)
Shares retired to unallocated	(1,033)	—	—	—	—	—	—
Stock option exercises	8,000	—	85	—	—	—	85
Restricted stock granted	5,000	—	—	—	—	—	—
Restricted stock forfeited	(5,300)	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(12)	—	—	—	(12)
Stock-based compensation expense	—	—	257	—	—	—	257
Balance - September 30, 2023	24,686,764	$246	$313,052	$94,783	$(30,471)	$—	$377,610

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$1,490	$339
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	6,723	6,954
Net amortization of premiums and (accretion of discounts)	(11)	(710)
Provision for credit losses	17,138	11,231
Proceeds from sales of loans	76,194	—
Net change in mortgage loans held for sale	(42,783)	(21,554)
Net gains on mortgage banking	(18,779)	(14,435)
Net gains on sale of loans	(307)	(268)
Earnings on bank-owned life insurance	(1,272)	(1,571)
Gain on bank-owned life insurance death benefit	(703)	(30)
Stock-based compensation expense	312	257
Gain on other investments	(393)	—
Goodwill impairment	—	11,150
Deferred income tax benefit	(4,418)	(3,077)
Net change in fair value of loan derivative	3,660	(11,110)
Net (increase) decrease in other assets	18,549	(24,636)
Net increase (decrease) in other liabilities	(1,368)	10,842
Net cash and cash equivalents used in operating activities	54,032	(36,618)
Investing activities:
Purchases of securities available-for-sale	(34,170)	(10,487)
Proceeds from paydowns, maturities and calls of securities available-for-sale	25,380	23,496
Proceeds from paydowns, maturities and calls of securities held-to-maturity	1,863	1,518
Net (increase) decrease in FRB and FHLB stock	(6,629)	13,019
Net change in loans held for investment	(209,673)	(240,036)
Proceeds from bank-owned life insurance death benefit	3,264	873
Proceeds from sales of bank premise and equipment and assets held for sale	3,319	—
Purchases of bank premises and equipment, net	—	(1,405)
Purchases of other investments	288	—
Net cash and cash equivalents provided by (used in) investing activities	(216,358)	(213,022)
Financing activities:
Net increase in deposits	36,276	570,937
Cash dividends paid on common stock	(7,419)	(7,406)
Proceeds from exercised stock options	210	85
Proceeds from secured borrowings, net of repayments	(2,898)	29,649
Repurchase of restricted stock	(4)	(12)
Proceeds from (repayment of) short-term FHLB advances	135,000	(325,000)
Increase (decrease) in securities sold under agreements to repurchase	633	(2,607)
Other net changes in noncontrolling interests	249	—
Net cash and cash equivalents provided by financing activities	162,047	265,646
Net change in cash and cash equivalents	(279)	16,006
Cash and cash equivalents at beginning of period	77,553	77,859
Cash and cash equivalents at end of period	$77,274	$93,865
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$80,491	$66,148
Income taxes	$42	$3,908
Supplemental schedule of noncash activities:
Initial recognition of operating lease right-of-use assets	$—	$6,067
Loans held for investment transferred to loans held for sale, at lower of cost or market	$361,825	$8,755

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

As of September 30, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company (“PMC”), a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. Panacea Financial Holdings, Inc. (“PFH”), headquartered in Little Rock, Arkansas, is consolidated into the Company. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

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

On December 21, 2023, PFH completed a $24.5 million Series B financing round led by a global venture capital firm. As part of the financing round, Primis acquired approximately 19% of PFH’s common stock for an immaterial purchase price due to previous operating losses in the Bank’s Panacea Financial Division. The Company performed an analysis and determined that PFH is a VIE because it lacks one or more of the characteristics of a voting interest entity. The Company’s analysis further determined that it has a controlling financial interest in PFH due to the substantial historical activities between PFH and the Bank’s Panacea Financial Division coupled with the limited activities of PFH outside of its relationship with Primis as of December 31, 2023. Further, there are employees of Primis that have historically carried out substantially all of the activities of PFH. Accordingly, the Company determined it is the primary beneficiary of PFH and consolidated it as of December 31, 2023 and no circumstances have changed during the three or nine months ended September 30, 2024 that changed this prior determination.

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

Disposition of the Life Premium Finance Division

On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank, N.A. (“EverBank”) for sale of the Company’s Life Premium Finance division (“LPF”). EverBank will acquire LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that will be retained by the Bank. All of the LPF operations, including its employees, will be assumed by EverBank as part of the transaction that is expected to result in a pre-tax gain of $4.5 million for the Company, net of advisory and legal fees, at the initial closing in the fourth quarter of 2024. EverBank will acquire approximately $370 million of loans from the division with the Bank providing interim servicing until the transition of the business at the final closing which is expected on January 31, 2025. Between the first and second closings, EverBank will purchase loans generated by the division in ordinary course at par. After the second closing, EverBank will service the Bank’s retained portfolio for the duration of the portfolio. On October 31, 2024, the Company closed on the initial sale of loans in which it sold $354 million of amortized cost of loans that were on its balance sheet as of September 30, 2024. The remaining amount of funded loans as of September 30, 2024 to be sold to EverBank are expected to be sold on or before the second closing as described previously.

The Company performed an analysis of the pending transaction as of September 30, 2024, under U.S. GAAP and determined that the criteria was met for the assets of LPF (primarily loans and accrued interest) that will be sold to EverBank to be reported as loans held for sale and assets held for sale (transferred from Loans Held for Investment and other assets, respectively, at the lower of cost or market value) in the condensed consolidated balance sheet as of September 30, 2024. The Company also assessed the pending sale of LPF to determine if it should be reported under U.S. GAAP as discontinued operations of the Company in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023, and determined that the criteria was not met for separate presentation as discontinued operations. Notwithstanding this conclusion, the Company has presented pro forma financial information highlighting the impact of the pending transaction to its balance sheet and income statements for certain periods as required by SEC regulation S-X in its Form 8-K filing on November 6, 2024.

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

The Company’s interest rate swaps meet the definition of derivative instruments under ASC 815, Derivatives and Hedging, and are accounted for both initially and subsequently at their fair value. The Company assessed the derivative instruments at inception and determined they met the requirements under ASC 815 to be accounted for as fair value hedges. Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. The Company’s interest rate swaps are fair value hedges that are accounted for using the portfolio layer method, which allows the Company to hedge the interest rate risk of prepayable loans by designating as the hedged item a stated amount of two separate and distinct closed portfolios of consumer and commercial loans that are expected to be outstanding for the designated hedge periods. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instruments, as well as the gains and losses attributable to the change in fair value of the hedged items, are recognized in interest income in the same income statement line item with the hedged item in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability are included in the basis of the hedged items, while the corresponding change in the fair value of the derivative instruments are recorded as an adjustment to other assets or other liabilities, as applicable. The Company presents interest rate swaps on the balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty are subject to legally enforceable master netting arrangements. As of September 30, 2024, the gross amounts of interest rate swap derivative assets and liabilities were $0.3 million and $0.9 million, respectively, and are recorded in other assets in the consolidated balance sheet.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$843,197	$250,525	$525	$946,185	$248,906	$(1,094)

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

2.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2024
Residential government-sponsored mortgage-backed securities	$103,382	$130	$(11,232)	$92,280
Obligations of states and political subdivisions	33,575	3	(3,010)	30,568
Corporate securities	16,000	—	(1,997)	14,003
Residential government-sponsored collateralized mortgage obligations	57,296	672	(1,135)	56,833
Government-sponsored agency securities	16,303	—	(2,027)	14,276
Agency commercial mortgage-backed securities	29,909	—	(2,956)	26,953
SBA pool securities	7,686	9	(65)	7,630
Total	$264,151	$814	$(22,422)	$242,543

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$110,562	$72	$(13,826)	$96,808
Obligations of states and political subdivisions	33,801	12	(3,733)	30,080
Corporate securities	16,000	—	(1,952)	14,048
Collateralized loan obligations	5,018	—	(36)	4,982
Residential government-sponsored collateralized mortgage obligations	35,927	175	(1,631)	34,471
Government-sponsored agency securities	16,267	—	(2,556)	13,711
Agency commercial mortgage-backed securities	34,059	—	(3,949)	30,110
SBA pool securities	4,257	6	(53)	4,210
Total	$255,891	$265	$(27,736)	$228,420

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
September 30, 2024
Residential government-sponsored mortgage-backed securities	$8,066	$2	$(561)	$—	$7,507
Obligations of states and political subdivisions	1,519	—	(37)	—	1,482
Residential government-sponsored collateralized mortgage obligations	181	—	(8)	—	173
Total	$9,766	$2	$(606)	$—	$9,162

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$9,040	$—	$(754)	$—	$8,286
Obligations of states and political subdivisions	2,391	—	(42)	—	2,349
Residential government-sponsored collateralized mortgage obligations	219	—	(15)	—	204
Total	$11,650	$—	$(811)	$—	$10,839

Available-for-sale investment securities of $15.9 million and $34.2 million were purchased during the three and nine months ended September 30, 2024, respectively, and $5.5 million and $10.5 million were purchased during the three and nine months ended September 30, 2023, respectively. No held-to-maturity investments were purchased during the three months and nine ended September 30, 2024 and 2023. No investment securities were sold during the three and nine months ended September 30, 2024 and 2023.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2024, by contractual maturity, were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$445	$438	$—	$—
Due in one to five years	9,595	9,167	795	782
Due in five to ten years	38,255	34,044	724	700
Due after ten years	17,583	15,198	—	—
Residential government-sponsored mortgage-backed securities	103,382	92,280	8,066	7,507
Residential government-sponsored collateralized mortgage obligations	57,296	56,833	181	173
Agency commercial mortgage-backed securities	29,909	26,953	—	—
SBA pool securities	7,686	7,630	—	—
Total	$264,151	$242,543	$9,766	$9,162

Investment securities with a carrying amount of approximately $151.4 million and $200.2 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of September 30, 2024, Primis did not have a material allowance for credit losses on held-to-maturity securities.

As of September 30, 2024 and December 31, 2023, there were 156 and 134 investment securities available-for-sale, respectively, that were in an unrealized loss position. The unrealized losses related to investment securities available-for-sale as of September 30, 2024 and December 31, 2023, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
September 30, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$86,188	$(11,232)	$86,188	$(11,232)
Obligations of states and political subdivisions	1,565	(4)	27,479	(3,006)	29,044	(3,010)
Corporate securities	—	—	14,003	(1,997)	14,003	(1,997)
Residential government-sponsored collateralized mortgage obligations	8,887	(36)	15,723	(1,099)	24,610	(1,135)
Government-sponsored agency securities	—	—	14,276	(2,027)	14,276	(2,027)
Agency commercial mortgage-backed securities	—	—	26,954	(2,956)	26,954	(2,956)
SBA pool securities	4,129	(28)	2,519	(37)	6,648	(65)
Total	$14,581	$(68)	$187,142	$(22,354)	$201,723	$(22,422)

	Less than 12 months		12 Months or More		Total
September 30, 2024	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$7,435	$(561)	$7,435	$(561)
Obligations of states and political subdivisions	—	—	901	(37)	901	(37)
Residential government-sponsored collateralized mortgage obligations	—	—	173	(8)	173	(8)
Total	$—	$—	$8,509	$(606)	$8,509	$(606)

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$93,782	$(13,826)	$93,782	$(13,826)
Obligations of states and political subdivisions	3,945	(19)	23,002	(3,714)	26,947	(3,733)
Corporate securities	939	(61)	13,109	(1,891)	14,048	(1,952)
Collateralized loan obligations	—	—	4,982	(36)	4,982	(36)
Residential government-sponsored collateralized mortgage obligations	—	—	17,306	(1,631)	17,306	(1,631)
Government-sponsored agency securities	—	—	13,711	(2,556)	13,711	(2,556)
Agency commercial mortgage-backed securities	—	—	30,110	(3,949)	30,110	(3,949)
SBA pool securities	301	(1)	2,693	(52)	2,994	(53)
Total	$5,185	$(81)	$198,695	$(27,655)	$203,880	$(27,736)

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,286	$(754)	$8,286	$(754)
Obligations of states and political subdivisions	1,373	(4)	396	(38)	1,769	(42)
Residential government-sponsored collateralized mortgage obligations	—	—	204	(15)	204	(15)
Total	$1,373	$(4)	$8,886	$(807)	$10,259	$(811)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Loans held for sale, at fair value	$96,897	$57,691
Loans held for sale, at lower of cost or market	361,825	—
Total loans held for sale	$458,722	$57,691

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$463,848	$455,397
Commercial real estate - non-owner occupied	609,743	578,600
Secured by farmland	4,356	5,044
Construction and land development	105,541	164,742
Residential 1-4 family	607,313	606,226
Multi-family residential	169,368	127,857
Home equity lines of credit	62,421	59,670
Total real estate loans	2,022,590	1,997,536

Commercial loans (2)	533,998	602,623
Paycheck Protection Program loans	1,941	2,023
Consumer loans	409,754	611,583
Total Non-PCD loans	2,968,283	3,213,765
PCD loans	5,440	5,649
Total loans held for investment	$2,973,723	$3,219,414
(1)	Includes $6.3 million and $7.7 million related to loans collateralizing secured borrowings as of September 30, 2024 and December 31, 2023, respectively.
(2)	Includes $11.3 million and $12.8 million related to loans collateralizing secured borrowings as of September 30, 2024 and December 31, 2023, respectively.

The accounting policy related to the allowance for credit losses is considered a critical policy given the level of estimation, judgment, and uncertainty in the levels of the allowance required to account for the expected losses in the loan portfolio and the material effect such estimation, judgment, and uncertainty can have on the consolidated financial results.

Consumer Program Loans

The Company has $179.7 million and $199.3 million of loans outstanding in the Consumer Program as of September 30, 2024 and December 31, 2023, respectively, or 6% of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the Consumer Loans category disclosures in this footnote. As of September 30,

2024, 33% of the loans were in a promotional period requiring no payment of interest on their loans with 81% of these promotional loan periods ending in the fourth quarter of 2024 through the third quarter of 2025. As of December 31, 2023, 45% of the loans were in a promotional period requiring no payment of interest on their loans with 70% of these promotional loan periods ending in the second half of 2024 through the first quarter of 2025.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $22.4 million and $20.1 million at September 30, 2024 and December 31, 2023, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of September 30, 2024 and December 31, 2023 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
September 30, 2024	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$—	$45	$4,021	$4,066	$459,782	$463,848
Commercial real estate - non-owner occupied	28,440	—	—	28,440	581,303	609,743
Secured by farmland	—	—	—	—	4,356	4,356
Construction and land development	13	662	—	675	104,866	105,541
Residential 1-4 family	2,424	975	1,538	4,937	602,376	607,313
Multi- family residential	—	—	99	99	169,269	169,368
Home equity lines of credit	287	67	398	752	61,669	62,421
Commercial loans	979	1,083	1,900	3,962	530,036	533,998
Paycheck Protection Program loans	173	—	1,713	1,886	55	1,941
Consumer loans	5,146	2,867	238	8,251	401,503	409,754
Total Non-PCD loans	37,462	5,699	9,907	53,068	2,915,215	2,968,283
PCD loans	—	118	—	118	5,322	5,440
Total	$37,462	$5,817	$9,907	$53,186	$2,920,537	$2,973,723

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$75	$—	$219	$294	$455,103	$455,397
Commercial real estate - non-owner occupied	1,155	—	—	1,155	577,445	578,600
Secured by farmland	—	—	—	—	5,044	5,044
Construction and land development	26	143	—	169	164,573	164,742
Residential 1-4 family	1,850	838	1,376	4,064	602,162	606,226
Multi- family residential	—	—	—	—	127,857	127,857
Home equity lines of credit	416	378	556	1,350	58,320	59,670
Commercial loans	40	588	1,203	1,831	600,792	602,623
Paycheck Protection Program loans	18	—	1,714	1,732	291	2,023
Consumer loans	3,805	2,093	310	6,208	605,375	611,583
Total Non-PCD loans	7,385	4,040	5,378	16,803	3,196,962	3,213,765
PCD loans	2,061	128	1,241	3,430	2,219	5,649
Total	$9,446	$4,168	$6,619	$20,233	$3,199,181	$3,219,414

The amortized cost, by class, of loans and leases on nonaccrual status as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
September 30, 2024	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$4,021	$441	$4,462	$653
Commercial real estate - non-owner occupied	—	404	404	404
Secured by farmland	—	403	403	403
Construction and land development	—	134	134	134
Residential 1-4 family	1,537	1,868	3,405	3,405
Multi- family residential	99	—	99	99
Home equity lines of credit	398	805	1,203	1,203
Commercial loans	1,900	168	2,068	135
Consumer loans	238	674	912	912
Total Non-PCD loans	8,193	4,897	13,090	7,348
PCD loans	—	1,334	1,334	1,334
Total	$8,193	$6,231	$14,424	$8,682

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2023	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$219	$469	$688	$688
Secured by farmland	—	480	480	480
Construction and land development	—	23	23	23
Residential 1-4 family	1,376	1,437	2,813	2,813
Home equity lines of credit	556	571	1,127	1,127
Commercial loans	1,203	576	1,779	207
Consumer loans	310	634	944	944
Total Non-PCD loans	3,664	4,190	7,854	6,282
PCD loans	1,241	—	1,241	1,241
Total	$4,905	$4,190	$9,095	$7,523

There were $1.7 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing as of both September 30, 2024 and December 31, 2023, respectively.

The following table presents nonaccrual loans as of September 30, 2024 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$210	$—	$4,252	$—	$—	$4,462
Commercial real estate - non-owner occupied	—	—	—	—	—	404	—	—	404
Secured by farmland	—	—	—	—	—	403	—	—	403
Construction and land development	—	—	—	—	—	134	—	—	134
Residential 1-4 family	—	263	553	—	16	2,012	—	561	3,405
Multi- family residential	—	—	—	—	—	99	—	—	99
Home equity lines of credit	—	—	—	—	—	69	1,120	14	1,203
Commercial loans	—	—	—	383	—	928	649	108	2,068
Consumer loans	—	53	544	314	—	1	—	—	912
Total non-PCD nonaccruals	—	316	1,097	907	16	8,302	1,769	683	13,090
PCD loans	—	—	—	—	—	1,334	—	—	1,334
Total nonaccrual loans	$—	$316	$1,097	$907	$16	$9,636	$1,769	$683	$14,424

Interest received on nonaccrual loans was $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, and zero and $0.01 million for the three and nine months ended September 30, 2023, respectively.

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

For the three months ended September 30, 2024, two commercial loans with a total of $1.3 million in amortized cost were modified to borrowers experiencing financial difficulty, representing 0.24% of the commercial loan segment. One of these two loans, with $40 thousand in amortized cost was modified to $627 in principal payments over 83 months compared to its original $845 payments over a 60 month term. The other modification, totaling $1.2 million was modified under a forbearance agreement, to monthly payments of $8 thousand through its June 2026 maturity.  Total contractual payments, prior to this modification, for the third quarter 2024, would have been $57 thousand.

Additionally, during the three months ended September 30, 2024, the Company also modified two non-owner occupied commercial real estate loans totaling $28.8 million in amortized cost, representing 4.7% of that loan segment. One of these loans had an amortized cost balance of $28.4 million and was restructured to allow for the extension of its interest only period for an additional 24 months. Prior to this restructure total principal and interest payments received during the quarter would have been $1.6 million, but due to the restrurcture the Company only received $0.3 million in interest only payments. The other restructured loan with $404 thousand in amortized cost included an extension of interest-only payments for an additional 18 months. This loan was originally scheduled to mature in March 2024 with payment due on the entire principal balance.

One existing modification made during the nine months ended September 30, 2024, with a total $108 thousand in amortized cost and representing 0.02% of the residential 1-4 family segment, has had two 30–59 day payment delinquencies in the last three months, however the loan is current in principal payments under the modified terms as of September 30, 2024. The modification was an interest rate concession and the Company collected $4 thousand during the quarter, but if the concession was not made the Company would have collected $5 thousand.  Another modification occurred during the nine months ending September 30, 2024 of one loan with $32 thousand in amortized cost representing 0.02% of the residential 1-4 family segment.  This loan, which has paid as agreed during the third quarter 2024, was modified from its original 8.5% interest rate to a fixed 6% interest rate for a 5-year term. Total contractual payments, prior to modification, for the third quarter 2024 would have been $714.

The following table depicts the amortized cost basis as of September 30, 2024, of the performance of loans that have been modified to borrowers experiencing financial difficulty in the last 12 months and returned to contractual payments ($ in thousands):

	Payment Status

	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$410	$—	$—	$—
Residential 1-4 family	—	—	—	88
Consumer loans	226	—		—
Total	$636	$—	$—	$88

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. Primis had no loans classified as Doubtful as of September 30, 2024 or December 31, 2023.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of September 30, 2024 (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans		To Term	Total
Commercial real estate - owner occupied
Pass	$27,800	$56,688	$80,453	$61,030	$15,007	$200,318		$3,589	$8,353	$453,238
Special Mention	—	—	—	—	—	3,968		—	—	3,968
Substandard	—	—	—	210	—	6,432		—	—	6,642
Doubtful	—	—	—	—	—	—		—	—	—
	$27,800	$56,688	$80,453	$61,240	$15,007	$210,718		$3,589	$8,353	$463,848
Current period gross charge offs	$—	$—	$—	$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.31	3.51	3.42	3.43	3.17	3.48		3.46	3.74	3.45
Commercial real estate - nonowner occupied
Pass	$17,083	$33,132	$59,405	$117,779	$45,736	$298,941		$2,677	$3,669	$578,422
Special Mention	—	—	—	—	—	2,954		—	—	2,954
Substandard	—	—	—	28,367	—	—		—	—	28,367
Doubtful	—	—	—	—	—	—		—	—	—
	$17,083	$33,132	$59,405	$146,146	$45,736	$301,895		$2,677	$3,669	$609,743
Current period gross charge offs	$—	$—	$—	$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.93	3.49	3.16	4.13	3.84	3.68		3.20	2.80	3.74
Secured by farmland
Pass	$592	$68	$—	$5	$86	$2,710		$371	$121	$3,953
Special Mention	—	—	—	—	—	—		—	—	—
Substandard	—	—	—	—	—	403		—	—	403
Doubtful	—	—	—	—	—	—		—	—	—
	$592	$68	$—	$5	$86	$3,113		$371	$121	$4,356
Current period gross charge offs	$—	$—	$—	$—	$—	$—		$—	$—	$—
Weighted average risk grade	4.00	—	N/A	4.00	N/A	4.17		3.93	3.07	4.08
Construction and land development
Pass	$19,974	$29,903	$35,762	$10,273	$61	$8,612		$822	$—	$105,407
Special Mention	—	—	—	—	—	—		—	—	—
Substandard	—	—	—	—	—	134		—	—	134
Doubtful	—	—	—	—	—	—		—	—	—
	$19,974	$29,903	$35,762	$10,273	$61	$8,746		$822	$—	$105,541
Current period gross charge offs	$—	$—	$—	$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.03	3.70	3.67	3.05	4.01	3.42		3.36	N/A	3.47
Residential 1-4 family
Pass	$30,114	$36,036	$168,609	$138,508	$38,900	$181,136		$5,894	$3,536	$602,733
Special Mention	—	—	—	—	—	609		—	—	609
Substandard	—	263	553	—	16	2,578		—	561	3,971
Doubtful	—	—	—	—	—	—		—	—	—
	$30,114	$36,299	$169,162	$138,508	$38,916	$184,323		$5,894	$4,097	$607,313
Current period gross charge offs	$—	$—	$—	$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.12	3.10	3.08	3.04	3.07	3.20		3.66	3.79	3.12
Multi- family residential
Pass	$—	$453	$21,746	$32,433	$17,296	$72,341		$5,117	$579	$149,965
Special Mention	—	—	—	18,438	—	—		—	—	18,438
Substandard	—	—	—	—	—	684		—	281	965
Doubtful	—	—	—	—	—	—		—	—	—
	$—	$453	$21,746	$50,871	$17,296	$73,025		$5,117	$860	$169,368
Current period gross charge offs	$—	$—	$—	$—	$—	$—		$—	$—	$—
Weighted average risk grade	N/A	3.00	3.17	3.72	3.91	3.32		3.98	4.65	3.51
Home equity lines of credit
Pass	$90	$456	$345	$473	$45	$3,037		$55,913	$142	$60,501
Special Mention	—	—	—	—	—	(1)		32	—	31
Substandard	—	—	—	—	—	69		1,178	642	1,889
Doubtful	—	—	—	—	—	—		—	—	—
	$90	$456	$345	$473	$45	$3,105		$57,123	$784	$62,421
Current period gross charge offs	$—	$—	$—	$—	$—	$—		$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.94		3.10	5.52	3.17
Commercial loans
Pass	$66,284	$94,575	$185,499	$33,562	$4,408	$22,983		$91,785	$6,729	$505,825
Special Mention	—	—	22,267	—	—	1		3,417	—	25,685
Substandard	—	4	—	383	175	1,130		688	108	2,488
Doubtful	—	—	—	—	—	—		—	—	—
	$66,284	$94,579	$207,766	$33,945	$4,583	$24,114		$95,890	$6,837	$533,998
Current period gross charge offs	$—	$383	$—	$—	$—	$543	$		$—	$926
Weighted average risk grade	3.21	3.10	3.27	3.83	3.36	3.73		3.45	3.73	3.33

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$1,047	$894	$—	$—	$—	$1,941
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$1,047	$894	$—	$—	$—	$1,941
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	2.17	2.00	N/A	N/A	N/A	2.09
Consumer loans
Pass	$188,912	$18,885	$166,897	$22,461	$612	$3,162	$7,105	$657	$408,691
Special Mention	—	4	59	—	—	46	—	—	109
Substandard	—	52	577	323	—	2	—	—	954
Doubtful	—	—	—	—	—	—	—	—	—
	$188,912	$18,941	$167,533	$22,784	$612	$3,210	$7,105	$657	$409,754
Current period gross charge offs	$740	$7,812	$9,779	$718	$—	$87	$—	$—	$19,136
Weighted average risk grade	4.02	3.32	2.80	3.35	4.00	3.99	2.58	N/A	3.43
PCD
Pass	$—	$—	$—	$—	$—	$1,983	$—	$—	$1,983
Special Mention	—	—	—	—	—	1,985	—	—	1,985
Substandard	—	—	—	—	—	1,472	—	—	1,472
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,440	$—	$—	$5,440
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	3.91	N/A	N/A	3.91
Total	$350,849	$270,519	$742,172	$465,292	$123,236	$817,689	$178,588	$25,378	$2,973,723
Current period gross charge offs	$740	$8,195	$9,779	$718	$—	$630	$—	$—	$20,062
Weighted average risk grade	3.67	3.32	3.15	3.58	3.49	3.49	3.32	3.70	3.42

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2023 (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020	2019	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$42,262	$97,259	$61,316	$17,914	$23,675		$191,674	$4,054	$6,503	$444,657
Special Mention	—	—	—	—	—		5,368	—	—	5,368
Substandard	—	—	219	—	95		5,058	—	—	5,372
Doubtful	—	—	—	—	—		—	—	—	—
	$42,262	$97,259	$61,535	$17,914	$23,770		$202,100	$4,054	$6,503	$455,397
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.52	3.35	3.44	3.38	3.37		3.54	3.46	3.97	3.48
Commercial real estate - nonowner occupied
Pass	$19,474	$65,355	$119,065	$42,781	$37,446		$282,497	$1,847	$5,856	$574,321
Special Mention	—	—	—	1,529	—		2,750	—	—	4,279
Substandard	—	—	—	—	—		—	—	—	—
Doubtful	—	—	—	—	—		—	—	—	—
	$19,474	$65,355	$119,065	$44,310	$37,446		$285,247	$1,847	$5,856	$578,600
Current period gross charge offs	$—	$—	$—	$—	$—		$1,170	$—	$—	$1,170
Weighted average risk grade	3.09	3.35	3.08	3.83	3.95		3.64	3.44	2.86	3.50
Secured by farmland
Pass	$361	$—	$10	$98	$—		$3,333	$607	$155	$4,564
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		480	—	—	480
Doubtful	—	—	—	—	—		—	—	—	—
	$361	$—	$10	$98	$—		$3,813	$607	$155	$5,044
Current period gross charge offs	$—	$—	$—	$—	$—	$		$—	$—	$—
Weighted average risk grade	3.81	N/A	4.00	4.00	N/A		4.04	4.00	3.11	3.99
Construction and land development
Pass	$32,496	$41,304	$72,337	$512	$2,478		$13,912	$727	$1	$163,767
Special Mention	—	—	—	—	—		952	—	—	952
Substandard	—	—	—	—	—		23	—	—	23
Doubtful	—	—	—	—	—		—	—	—	—
	$32,496	$41,304	$72,337	$512	$2,478		$14,887	$727	$1	$164,742
Current period gross charge offs	$—	$—	$—	$—	$—		$2	$—	$—	$2
Weighted average risk grade	3.44	3.06	3.40	3.37	3.29		3.44	3.41	4.00	3.33
Residential 1-4 family
Pass	$37,097	$163,464	$148,845	$40,697	$56,117		$148,066	$3,293	$2,499	$600,078
Special Mention	—	1,036	—	—	—		511	—	—	1,547
Substandard	—	585	—	40	160		3,328	—	488	4,601
Doubtful	—	—	—	—	—		—	—	—	—
	$37,097	$165,085	$148,845	$40,737	$56,277		$151,905	$3,293	$2,987	$606,226
Current period gross charge offs	$—	$—	$—	$—	$572		$198	$—	$—	$770
Weighted average risk grade	3.10	3.10	3.04	3.07	3.08		3.25	3.62	3.50	3.12
Multi- family residential
Pass	$544	$8,105	$21,404	$17,738	$6,925		$68,238	$3,360	$619	$126,933
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		637	—	287	924
Doubtful	—	—	—	—	—		—	—	—	—
	$544	$8,105	$21,404	$17,738	$6,925		$68,875	$3,360	$906	$127,857
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.70	3.00	3.91	3.00		3.35	3.97	4.63	3.40
Home equity lines of credit
Pass	$521	$487	$417	$48	$72		$3,012	$52,923	$856	$58,336
Special Mention	—	—	—	—	—		—	111	—	111
Substandard	—	—	—	—	—		75	1,131	17	1,223
Doubtful	—	—	—	—	—		—	—	—	—
	$521	$487	$417	$48	$72		$3,087	$54,165	$873	$59,670
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$32	$—	$32
Weighted average risk grade	3.01	3.00	3.00	3.00	3.00		3.95	3.10	3.93	3.15
Commercial loans
Pass	$155,238	$269,011	$50,804	$5,683	$2,370		$30,240	$78,984	$7,104	$599,434
Special Mention	—	—	—	21	114		—	1,180	—	1,315
Substandard	—	—	383	212	56		1,223	—	—	1,874
Doubtful	—	—	—	—	—		—	—	—	—
	$155,238	$269,011	$51,187	$5,916	$2,540		$31,463	$80,164	$7,104	$602,623
Current period gross charge offs	$—	$—	$—	$17	$—		$1,240	$1,597	$—	$2,854
Weighted average risk grade	2.97	3.10	3.35	3.41	4.02		3.50	3.26	3.70	3.14

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020		2019	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Special Mention	—	—	—		—	—	—	—	—	—
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Current period gross charge offs	$—	$—	$—	$		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	2.00		2.00	N/A	N/A	N/A	N/A	2.00
Consumer loans
Pass	$294,825	$277,640	$25,695		$916	$89	$3,661	$6,998	$368	$610,192
Special Mention	—	—	—		—	—	63	—	—	63
Substandard	8	831	479		—	9	1	—	—	1,328
Doubtful	—	—	—		—	—	—	—	—	—
	$294,833	$278,471	$26,174		$916	$98	$3,725	$6,998	$368	$611,583
Current period gross charge offs	$2,379	$7,910	$621		$3	$—	$944	$9	$	$11,866
Weighted average risk grade	3.43	2.59	3.55		4.00	4.13	5.81	2.80	N/A	3.06
PCD
Pass	$—	$—	$—		$—	$—	$2,842	$—	$—	$2,842
Special Mention	—	—	—		—	—	1,295	—	—	1,295
Substandard	—	—	—		—	—	1,512	—	—	1,512
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$—		$—	$—	$5,649	$—	$—	$5,649
Current period gross charge offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A		N/A	N/A	4.66	N/A	N/A	4.66
Total	$582,826	$925,077	$502,061		$129,125	$129,606	$770,751	$155,215	$24,753	$3,219,414
Current period gross charge offs	$2,379	$7,910	$621		$20	$572	$3,554	$1,638	$—	$16,694
Weighted average risk grade	3.28	3.00	3.20		3.50	3.40	3.52	3.22	3.59	3.26

Revolving loans that converted to term during the three and nine months ended September 30, 2024 were as follows (in thousands):

	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
Residential 1-4 family	$1,545	$1,545
Commercial loans	369	429
Consumer loans	86	322
Total loans	$2,000	$2,296

There were no foreclosed residential real estate property held as of both September 30, 2024 and December 31, 2023. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.2 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2024 and December 31, 2023, calculated in accordance with ASC 326 (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,556	$4,076	$1	$935	$6,099	$1,150	$536	$4,387	$19,038	$—	$40,778
Q-factor and other qualitative adjustments	316	701	20	133	403	614	20	692	—	—	2,899
Specific allocations	526	2,246	—	—	—	—	—	600	3,797	286	7,455
Total	$5,398	$7,023	$21	$1,068	$6,502	$1,764	$556	$5,679	$22,835	$286	$51,132

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$3,981	$5,024	$2	$745	$4,559	$1,144	$332	$4,493	$20,098	$—	$40,378
Q-factor and other qualitative adjustments	274	798	29	384	379	446	32	1,246	—	—	3,588
Specific allocations	—	—	—	—	—	—	—	581	5,990	1,672	8,243
Total	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three and nine months ended September 30, 2024 and 2023 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended September 30, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,892	5,459	26	890	5,926	2,035	364	6,124	25,251	607	$51,574
Provision (recovery)	475	1,564	(5)	178	576	(271)	191	117	5,007	(321)	7,511
Charge offs	—	—	—	—	—	—	—	(580)	(7,840)	—	(8,420)
Recoveries	31	—	—	—	—	—	1	18	417	—	467
Ending balance	$5,398	$7,023	$21	$1,068	$6,502	$1,764	$556	$5,679	$22,835	$286	$51,132

Three Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$5,067	$9,439	$32	$1,286	$4,452	$1,993	$326	$6,998	$7,016	$1,932	$38,541
Provision (recovery)	(355)	(1,923)	2	(110)	1,250	(230)	44	(797)	3,752	(17)	1,616
Charge offs	—	(183)	(3)	(2)	(486)	—	7	—	(3,844)	—	(4,511)
Recoveries	—	110	—	—	1	—	—	—	105	—	216
Ending balance	$4,712	$7,443	$31	$1,174	$5,217	$1,763	$377	$6,201	$7,029	$1,915	$35,862

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Nine Months Ended September 30, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209
Provision (recovery)	1,112	1,201	(10)	(61)	1,562	174	189	265	14,092	(1,386)	17,138
Charge offs	—	—	—	—	—	—	—	(926)	(19,136)	—	(20,062)
Recoveries	31	—	—	—	2	—	3	20	1,791	—	1,847
Ending balance	$5,398	$7,023	$21	$1,068	$6,502	$1,764	$556	$5,679	$22,835	$286	$51,132

Nine Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(846)	369	9	(309)	1,719	(438)	46	123	10,715	(157)	11,231
Charge offs	—	(183)	(3)	(2)	(755)	—	—	(1,776)	(7,956)	—	(10,675)
Recoveries	—	110	—	112	162	—	2	1	375	—	762
Ending balance	$4,712	$7,443	$31	$1,174	$5,217	$1,763	$377	$6,201	$7,029	$1,915	$35,862

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

The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$6,300	$526	$5,404	$—
Commercial real estate - non-owner occupied	28,771	2,246	—	—
Secured by farmland	403	—	480	—
Construction and land development	—	—		—
Residential 1-4 family	2,024	—	2,695	—
Multi- family residential	866	—	923	—
Home equity lines of credit	892	—	290	—
Commercial loans	1,934	600	2,930	581
Consumer loans	3,797	3,797	6,002	5,990
Total non-PCD loans	44,987	7,169	18,724	6,571
PCD loans	5,440	286	5,649	1,672
Total loans	$50,427	$7,455	$24,373	$8,243

The following table presents a breakdown between loans that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets (1)	Assets (1)	Assets (1)	Assets (1)
Commercial real estate - owner occupied	$4,275	$—	$5,986	$—
Commercial real estate - non-owner occupied	30,332	—	1,365	—
Secured by farmland	1,292	—	1,338	—
Construction and land development	—	—	65	—
Residential 1-4 family	2,866	—	3,512	—
Multi- family residential	867	—	925	—
Home equity lines of credit	891	—	289	—
Commercial loans	2,188	—	2,097	—
Consumer loans	—	—	—	393
Total loans	$42,711	$—	$15,577	$393

Collateral value	$55,850	$—	$30,907	$12
(1) loan balances are presented net of SBA guarantees

4.      DERIVATIVES

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans  that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period the accrued interest is waived, but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative. The fair value of the derivative instrument was an asset of $7.1 million and $10.8 million as of September 30, 2024 and December 31, 2023, respectively. The underlying cash flows were $7.8 million and $12.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	September 30, 2024
			Weighted
	Low	High	Total
Remaining cumulative charge-offs	$54,153	$57,546	n/a
Remaining cumulative promotional prepayments	$34,118	$62,353	$42,549
Average life (years)	n/a	n/a	0.6
Discount rate	4.04%	15.39%	15.39%

	December 31, 2023
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$25,661	$35,334	n/a
Remaining cumulative promotional prepayments	$41,085	$75,086	$49,716
Average life (years)	n/a	n/a	1.0
Discount rate	4.63%	14.64%	14.64%

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Average pullthrough rates	85.3%	77.2%
Average costs to originate	1.32%	1.36%

The following summarizes derivative and non-derivative financial instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,538	$65,032
Derivative liabilities	$—	$—
(1) Pullthrough rate adjusted
	September 30, 2024
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$145	$12,355

	December 31, 2023
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$611	$23,077
Derivative liabilities	$200	$62,250
(1) Pullthrough rate adjusted
	December 31, 2023
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$91	4,677

The notional amounts of mortgage loans held for sale not committed to investors was $45.3 million and $46.2 million as of September 30, 2024 and December 31, 2023, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$92,280	$—	$92,280	$—
Obligations of states and political subdivisions	30,568	—	30,568	—
Corporate securities	14,003	—	14,003	—
Residential government-sponsored collateralized mortgage obligations	56,833	—	56,833	—
Government-sponsored agency securities	14,276	—	14,276	—
Agency commercial mortgage-backed securities	26,953	—	26,953	—
SBA pool securities	7,630	—	7,630	—
	242,543	—	242,543	—
Loans held for investment	250,525	—	250,525	—
Loans held for sale	96,897	—	96,897	—
Consumer Program derivative	7,146	—	—	7,146
Mortgage banking financial assets	145	—	—	145
Mortgage banking derivative assets	1,538	—	—	1,538
Total assets	$598,794	$—	$589,965	$8,829

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$96,808	$—	$96,808	$—
Obligations of states and political subdivisions	30,080	—	30,080	—
Corporate securities	14,048	—	14,048	—
Collateralized loan obligations	4,982	—	4,982	—
Residential government-sponsored collateralized mortgage obligations	34,471	—	34,471	—
Government-sponsored agency securities	13,711	—	13,711	—
Agency commercial mortgage-backed securities	30,110	—	30,110	—
SBA pool securities	4,210	—	4,210	—
	228,420	—	228,420	—
Loans held for investment	248,906	—	248,906	—
Loans held for sale	57,691	—	57,691	—
Consumer Program derivative	10,806	—	—	10,806
Mortgage banking financial assets	91	—	—	91
Mortgage banking derivative assets	611	—	—	611
Interest rate swaps	1,068	—	1,068	—
Total assets	$547,593	$—	$536,085	$11,508

Liabilities:
Mortgage banking derivative liabilities	$200	—	$—	$200
Total liabilities	$200	$—	$—	$200

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$42,711	$—	$—	$42,711
Assets held for sale	9,864	—	—	9,864

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$15,577	$—	$—	$15,577
Assets held for sale	6,735	—	—	6,735

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels of financial instruments were as follows (in thousands) for the periods indicated:

		September 30, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$77,274	$77,274	$77,553	$77,553
Securities available-for-sale	Level 2	242,543	242,543	228,420	228,420
Securities held-to-maturity	Level 2	9,766	9,162	11,650	10,839
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	20,875	20,875	14,246	14,246
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	2,922,591	2,786,734	3,167,205	3,068,663
Loans held for sale	Level 2	96,897	96,897	57,691	57,691
Loans held for sale, at lower of cost or market	Level 3	361,825	361,825	—	—
Consumer Program derivative	Level 3	7,146	7,146	10,806	10,806
Mortgage banking financial assets	Level 3	145	145	91	91
Mortgage banking derivative assets	Level 3	1,538	1,538	611	611
Interest rate swaps, net	Level 2	—	—	1,068	1,068
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,170,064	$1,170,064	$1,245,969	$1,245,969
Money market and savings accounts	Level 2	1,708,909	1,708,909	1,578,288	1,578,288
Time deposits	Level 3	427,458	427,112	445,898	443,765
Securities sold under agreements to repurchase	Level 1	3,677	3,677	3,044	3,044
FHLB advances	Level 1	165,000	165,000	30,000	30,000
Junior subordinated debt	Level 2	9,867	8,943	9,830	9,039
Senior subordinated notes	Level 2	85,941	85,701	85,765	84,513
Secured borrowings	Level 3	17,495	17,495	20,393	20,393
Mortgage banking derivative liabilities	Level 3	—	—	200	200
Interest rate swaps, net	Level 2	565	565	—	—

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

6.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. As of September 30, 2024 and December 31, 2023, the Company had operating lease liabilities totaling $11.7 million and $11.7 million, respectively, and right-of-use assets totaling $10.5 million and $10.6 million, respectively, reflected in our condensed consolidated balance sheets related to these leases. We do not currently have any financing leases. For the three months ended September 30, 2024 and 2023, our net operating lease costs were $0.5 million and $0.7 million, respectively, and for the nine months ended September 30, 2024 and 2023, our net operating lease costs were $1.6 million and $1.9 million, respectively. These net operating lease costs are reflected in occupancy expenses on our condensed consolidated statements of income (loss) and comprehensive income (loss).

The following table presents other information related to our operating leases:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Other information:
Weighted-average remaining lease term - operating leases, in years	6.6	7.2
Weighted-average discount rate - operating leases	4.0%	3.9%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	September 30, 2024
Lease payments due:
2024	$489
2025	2,191
2026	2,183
2027	2,173
2028	2,104
Thereafter	4,275
Total lease payments	13,415
Less: imputed interest	(1,711)
Lease liabilities	$11,704

     As of September 30, 2024, the Company did not have any operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

7.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of September 30, 2024 and December 31, 2023 was $3.7 million and $3.0 million, respectively.

As of September 30, 2024 and December 31, 2023, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $7.0 million and $6.8 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

As of September 30, 2024, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $565.9 million from the FHLB, of which the Company has used $165.0 million.

In June 2023, the Bank began participating in the Federal Reserve discount window borrowing program. As of September 30, 2024, the Bank had borrowing capacity of $752.0 million within the program and has not borrowed under the program.

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of September 30, 2024 and December 31, 2023, there was $10.3 million outstanding, net of approximately $0.4 million and $0.5 million of debt issuance costs as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the interest rate payable on the trust preferred securities was 8.55% and 8.59%, respectively. As of September 30, 2024, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of September 30, 2024, 40% of these Notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. As of September 30, 2024, all of these notes qualified as Tier 2 capital.

As of September 30, 2024 and December 31, 2023, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.1 million and $1.2 million, respectively.

Secured Borrowings

The Company transferred $23.4 million in principal balance of loans to another financial institution in 2023 that were accounted for as secured borrowings and transferred another $1.1 million under the same agreement during the three months ended March 31, 2024. The balance of secured borrowings was $17.5 million and $20.4 million as of September 30, 2024 and December 31, 2023, respectively, and the remaining amortized cost balance of the underlying loans was $17.6 million and $20.5 million, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of September 30, 2024 and December 31, 2023 and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”. The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three or nine months ended September 30, 2024. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

8.      STOCK-BASED COMPENSATION

The 2017 Equity Compensation Plan (the “2017 Plan”) has a maximum number of 750,000 shares reserved for issuance. The purpose of the 2017 Plan is to promote the success of the Company by providing greater incentives to employees, non-employee directors, consultants and advisors to associate their personal financial interests with the long-

term financial success of the Company, including its subsidiaries, and with growth in stockholder value, consistent with the Company’s risk management practices.

A summary of stock option activity for the nine months ended September 30, 2024 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	54,800	$11.49	1.7	$64
Exercised	(19,000)
Options outstanding, end of period	35,800	$11.73	1.2	16

Exercisable at end of period	35,800	11.73	1.2	16

There was no stock-based compensation expense associated with stock options for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for the nine months ended September 30, 2024 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	40,300	$13.59	2.3
Vested	(16,800)	14.70
Forfeited	(1,000)	9.79
Unvested restricted stock outstanding, end of period	22,500	$12.93	2.2

Stock-based compensation expense for time vested restricted stock awards totaled $0.1 million for both the three months ended September 30, 2024 and 2023 and $0.3 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, unrecognized compensation expense associated with restricted stock awards was $0.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

A summary of performance-based restricted stock units (the “Units”) for the nine months ended September 30, 2024 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	244,710	$11.77	3.1
Vested	(11,916)	12.24
Forfeited	(9,334)	10.67
Unvested Units outstanding, end of period	223,460	11.81	2.3

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

The Company recognized no stock-based compensation expense during the three and nine months ended September 30, 2024 and 2023 as a result of the probability of a portion of the Units vesting because it is not probable that these Units will vest. The potential unrecognized compensation expense associated with these Units was $4.2 million and $4.4 million as of September 30, 2024 and December 31, 2023, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had letters of credit outstanding totaling $9.8 million and $9.6 million as of September 30, 2024 and December 31, 2023, respectively.

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in “Note 3 - Loans and Allowance for Credit Losses”, as if such commitments were funded. The allowance for credit losses on off-balance-sheet credit exposures is reflected in other liabilities in our consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2024	2023

Balance as of January 1	$1,579	$1,416
Credit loss expense	(452)	(391)
Balance as of September 30	$1,127	$1,025

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

We had $121.6 million of loan commitments outstanding as of September 30, 2024, all of which contractually expire within thirty years.

As of September 30, 2024 and December 31, 2023, we had unfunded lines of credit and undisbursed construction loan funds totaling $397.7 million and $473.1 million, respectively, not all of which will ultimately be drawn. Almost all of our unfunded lines of credit and undisbursed construction loan funds are variable rate. The amount of certificate of deposit accounts maturing in less than one year was $380.6 million as of September 30, 2024, including $75.0 million of brokered CDs. Management anticipates that funding requirements for these commitments can be met in the normal course of business.

Primis also had commitments on the subscription agreements entered into for investments in non-marketable equity securities of $1.0 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2024
Basic EPS	$1,228	24,696	$0.05
Effect of dilutive stock options and unvested restricted stock	—	24	—
Diluted EPS	$1,228	24,720	$0.05

For the three months ended September 30, 2023
Basic EPS	$(6,029)	24,642	$(0.24)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(6,029)	24,642	$(0.24)

For the nine months ended September 30, 2024
Basic EPS	$7,130	24,684	$0.29
Effect of dilutive stock options and unvested restricted stock	—	26	—
Diluted EPS	$7,130	24,710	$0.29

For the nine months ended September 30, 2023
Basic EPS	$339	24,636	$0.01
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$339	24,636	$0.01

The Company had 19,000 anti-dilutive options as of September 30, 2024 and 114,650 anti-dilutive options as of September 30, 2023.

11.         SEGMENT INFORMATION

The Company's management reporting process measures the performance of its operating segment based on internal operating structure, which is subject to change from time to time. As of September 30, 2024, the Company operates two reportable segments for management reporting purposes as discussed below:

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

	As of and for the three months ended September 30, 2024			As of and for the nine months ended September 30, 2024
	Primis Mortgage	Primis Bank	Consolidated	Primis Mortgage	Primis Bank	Consolidated Company
($ in thousands)
Interest income	$1,589	$55,523	$57,112	$4,018	$155,638	$159,656
Interest expense	—	29,089	29,089	—	81,511	81,511
Net interest income	1,589	26,434	28,023	4,018	74,127	78,145
Provision for credit losses	—	7,511	7,511	—	17,138	17,138
Noninterest income	7,018	2,264	9,282	19,176	11,265	30,441
Noninterest expense	6,436	24,519	30,955	17,642	70,637	88,279
Income before income taxes	2,171	(3,332)	(1,161)	5,552	(2,383)	3,169
Income tax expense	519	(823)	(304)	1,330	349	1,679
Net income (loss)	$1,652	$(2,509)	$(857)	$4,222	$(2,732)	$1,490
Total assets	$110,902	$3,913,445	$4,024,347	$110,902	$3,913,445	$4,024,347

	As of and for the three months ended September 30, 2023			As of and for the nine months ended September 30, 2023
	Primis Mortgage	Primis Bank	Consolidated	Primis Mortgage	Primis Bank	Consolidated Company
($ in thousands)
Interest income	$873	$47,154	$48,027	$1,971	$140,514	$142,485
Interest expense	—	23,697	23,697	—	69,499	69,499
Net interest income	873	23,457	24,330	1,971	71,015	72,986
Provision for credit losses	—	1,616	1,616	—	11,231	11,231
Noninterest income	4,932	4,792	9,724	14,463	21,867	36,330
Noninterest expense	5,108	31,840	36,948	15,366	78,975	94,341
Income (loss) before income taxes	697	(5,207)	(4,510)	1,068	2,676	3,744
Income tax expense (benefit)	174	1,345	1,519	270	3,135	3,405
Net income (loss)	$523	$(6,552)	$(6,029)	$798	$(459)	$339
Total assets	$66,384	$3,772,475	$3,838,859	$66,384	$3,772,475	$3,838,859

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 for the consolidated statements of income (loss) and comprehensive income (loss). For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2024 compared to December 31, 2023. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial Division, new digital banking platform, V1BE fulfillment service and Primis Mortgage Company as well as our cost saving project to reduce administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;

●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made to the allowance for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, including the current conflicts in Ukraine/Russia and the Middle East, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to remediate our existing material weaknesses in our internal controls deemed ineffective;
●	failure to maintain effective internal controls and procedures, including the ability to remediate identified material weaknesses in internal control over financial reporting expediently;

●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to environmental, social and governance strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
●	our ability to de-consolidate Panacea Financial Holdings, Inc. (“PFH”) and recognize gains on our investment in PFH common stock as a result of de-consolidation;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions;
●	our ability to grow the mortgage warehouse business and achievement of certain margin results; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of September 30, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH is a consolidated subsidiary of Primis and owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

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

Current Economic Environment

U.S. economic growth accelerated in 2024, with Real Gross Domestic Product growing by an annualized 1.6% in the first quarter, 3% in the second quarter and another 2.8% in the third quarter. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment has increased from 3.7% at 2023 year end to 4.1% in in September 2024. The Federal

Reserve (the “Fed”) raised interest rates 500 bps from May of 2022 through July 2023, a pace that has not been experienced in more than 40 years. However, during the third quarter of 2024 the Fed lowered interest rates by 50 basis points, easing monetary policy for the first time in four years and bringing the target range to 4.75% to 5.00% as of September 30, 2024. Inflation, while beginning to show signs of moderating, fell to 2.4% in September 2024 but still remains higher than the Fed’s long term target rate of 2.0% and the Fed appears committed to maintaining high rates until inflation is back at their target rate. The Fed has indicated that future rate adjustments will continue to be data-dependent.

Despite the current quarter rate cut, we continue to operate in a high rate environment that is continuing to put strong margin pressure on us and all banks. The cost of deposits has increased alongside the Fed rate increases since 2022 and will continue to remain above historical low loan rates that borrowers locked-in during the years prior to the rate hikes noted above. Loan growth in the current rate environment will benefit from the continued higher rates and should assist in partially offsetting growth in deposit costs that have accumulated. Margin pressures for us, and the industry as a whole, is likely to remain until multiple future rate cuts occur.

FINANCIAL HIGHLIGHTS

●	Net income available to common shareholders for the three months ended September 30, 2024 totaled $1.2 million, or $0.05 basic and diluted earnings per share, compared to a net loss of $6.0 million, or $0.24 basic and diluted loss per share for the three months ended September 30, 2023.
●	Net income available to common shareholders for the nine months ended September 30, 2024 totaled $7.1 million, or $0.29 basic and diluted earnings per share, compared to $0.3 million, or $0.01 basic and diluted earnings per share for the nine months ended September 30, 2023.
●	Total assets as of September 30, 2024 were $4.0 billion, an increase of 4.4% compared to December 31, 2023.
●	Total loans held for investment as of September 30, 2024 were $3.0 billion, a decrease of $0.2 million, or 7.6%, from December 31, 2023. When including the “loans held for sale, at the lower of cost or market” which are LPF loans that we transferred from held for investment to held for sale at quarter end in anticipation of sale, loans increased 3.6% from December 31, 2023.
●	Total deposits were $3.3 billion as of September 30, 2024, an increase of 1.1% compared to December 31, 2023.
●	Non-time deposits increased to $2.9 billion as of September 30, 2024, an increase of $54.7 million, or 1.9%, compared to December 31, 2023.
●	The ratio of gross loans (excluding loans held for sale) to deposits decreased to 90% at September 30, 2024, from 98% at December 31, 2023.
●	Net interest margin of 2.97% in the third quarter of 2024 was up from 2.70% in the third quarter of 2023.
●	Net interest income increased during both the three and nine months ended September 30, 2024 compared to the same periods in 2023.
●	Noninterest income declined during both the three and nine months ended September 30, 2024 and 2023, but noninterest expenses were down during each of these periods by more than the noninterest income declines.
●	Allowance for credit losses to total loans was 1.72% as of September 30, 2024, compared to 1.62% as of December 31, 2023.
●	Asset quality remained relatively stable from year end with nonperforming assets as a percent of total assets (excluding SBA guarantees) at 0.25% as of September 30, 2024 compared to 0.20% as of December 31, 2023.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income available to common shareholders for the three months ended September 30, 2024 totaled $1.2 million, or $0.05 basic and diluted earnings per share, compared to a net loss of $6.0 million, or $0.24 basic and diluted earnings per share for the three months ended September 30, 2023. The increase in net income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was driven primarily by $3.7 million higher net interest income, $6.0 million lower noninterest expense, partially offset by $0.4 million lower noninterest income, and $5.9 million higher provision for credit losses on loans. The net interest income increase was driven by higher average interest earning balances and higher yields on those balances and the decrease in noninterest expenses was driven by the goodwill impairment charge in 2023 compared to the current year.  Additional details of  the changes in net income will be discussed in the remaining sections of this Results of Operations section.

Nine-Month Comparison. Net income available to common shareholders for the nine months ended September 30, 2024 totaled $7.1 million, or $0.29 basic and diluted earnings per share, compared to $0.3 million, or $0.01 basic and diluted earnings per share for the nine months ended September 30, 2023. The results reflect an increase in net interest income of $5.2 million, a decrease in noninterest expense of $6.1 million and noncontrolling interests of $5.6 million offset by a decline of $5.9 million in noninterest income and higher provision of $5.2 million. Net interest margin increases were driven by higher average loan balances and yields and the increase in noncontrolling interests were related to losses attributable to other stockholders of an entity that we are required to consolidated under U.S. GAAP in which we own approximately 19%. Noninterest income declines were driven by lower Consumer Program derivative income and noninterest expense decreases also included the goodwill impairment charge in the prior year compared to the current year as discussed above for the three months ended. Additional details of  the changes in net income will be discussed in the remaining sections of this Results of Operations section.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison. Net interest income was $28.0 million for the three months ended September 30, 2024, compared to $24.3 million for the three months ended September 30, 2023. Our net interest margin for the three months ended September 30, 2024 was 2.97%, compared to 2.70% for the three months ended September 30, 2023. Margin increased by 27 basis points as a result of growth in yield on interest earning assets outpacing the growth in rates paid on interest bearing liabilities by 24 basis points, partially offset by growth in average interest earning assets. Net interest income grew $3.7 million, driven by $9.1 million in interest income growth primarily as a result of loan growth at higher rates compared to the prior year.  The higher lending rates were fueled by an increase in benchmark rates since 2022 resulting in new loans at higher rates replacing maturing and paid off loans at lower rates.  The cost of interest bearing liabilities increased primarily due to benchmark interest rate increases in all deposits and growth of  $78 million in average deposits and growth of $119 million in average borrowings that were utilized for funding of the average loan growth that outpaced deposit growth in the quarter.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	September 30, 2024			September 30, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$98,110	$1,589	6.44%	$55,775	$873	6.21%
Loans, net of deferred fees (1) (2)	3,324,157	52,707	6.31%	3,193,236	44,439	5.52%
Investment securities	242,631	1,799	2.95%	234,601	1,593	2.69%
Other earning assets	83,405	1,017	4.85%	93,159	1,122	4.78%
Total earning assets	3,748,303	57,112	6.06%	3,576,771	48,027	5.33%
Allowance for credit losses	(49,966)			(37,262)
Total non-earning assets	293,681			305,300
Total assets	$3,992,018			$3,844,809

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$748,202	$4,630	2.46%	$806,339	$4,460	2.19%
Money market accounts	859,988	7,432	3.44%	850,892	6,555	3.06%
Savings accounts	866,375	8,918	4.10%	703,809	6,760	3.81%
Time deposits	425,238	4,371	4.09%	460,961	3,801	3.27%
Total interest-bearing deposits	2,899,803	25,351	3.48%	2,822,001	21,576	3.03%
Borrowings	238,994	3,738	6.22%	119,797	2,121	7.02%
Total interest-bearing liabilities	3,138,797	29,089	3.69%	2,941,798	23,697	3.20%
Noninterest-bearing liabilities:
Demand deposits	421,908			472,485
Other liabilities	36,527			39,303
Total liabilities	3,597,232			3,453,586
Primis common stockholders' equity	377,314			391,223
Noncontrolling interest	17,472			—
Total stockholders' equity	394,786			391,223
Total liabilities and stockholders' equity	$3,992,018	$28,023		$3,844,809	$24,330
Interest rate spread			2.37%			2.13%
Net interest margin			2.97%			2.70%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans and loans held for sale at lower of cost or market, that were transferred on the last day of the quarter, in average loan amounts outstanding.

Nine-Month Comparison. Net interest income was $78.1 million for the nine months ended September 30, 2024, compared to $73.0 million for the nine months ended September 30, 2023. Our net interest margin for the nine months ended September 30, 2024 was 2.85%, compared to 2.61% for the nine months ended September 30, 2023. Our interest margin increased by 24 basis points as a result of yields on interest earning assets outpacing rates on interest bearing liabilities by 18 basis points and less average assets during the year compared to the same period last year. This resulted in a $5.2 million increase in net interest income driven by a $24.3 million increase in interest income on loans in the current year compared to last year, partially offset by $11.6 million more interest costs on deposits and $9.7 million less income on other earning assets. Higher lending rates fueled by an increase in benchmark rates and the redeployment of excess cash into higher yielding assets drove interest income. The cost of interest bearing liabilities increased primarily due to increases in rates on all interest-bearing liabilities as a result of benchmark interest rate increases, partially offset by a 1% decrease in average interest-bearing liabilities. The interest on other earning assets declined alongside a decline in average other interest bearing assets as a result of our decision to sweep excess cash off balance sheet beginning at the end of second quarter of 2023. We had raised approximately $1.0 billion in interest bearing deposits in our digital platform during the first six months of 2023 and that amount earned interest for six of the nine months ended September 30, 2023, but most of that cash was swept off of our balance sheet during the nine months ended September 30, 2024 or redeployed to other earning assets such as investment securities and loans.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Nine Months Ended
	September 30, 2024			September 30, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$80,530	$4,017	6.66%	$43,384	$1,964	6.05%
Loans, net of deferred fees (3) (4)	3,266,111	147,564	6.04%	3,099,224	123,289	5.32%
Investment securities	242,706	5,319	2.93%	240,525	4,728	2.63%
Other earning assets	78,076	2,756	4.72%	348,831	12,504	4.79%
Total earning assets	3,667,423	159,656	5.82%	3,731,964	142,485	5.10%
Allowance for credit losses	(50,929)			(35,722)
Total non-earning assets	295,815			296,197
Total assets	$3,912,309			$3,992,439

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$766,800	$13,924	2.43%	$785,480	$11,070	1.88%
Money market accounts	832,531	20,732	3.33%	844,752	17,587	2.78%
Savings accounts	844,531	25,876	4.09%	775,024	21,915	3.78%
Time deposits	426,557	12,455	3.90%	481,813	10,831	3.01%
Total interest-bearing deposits	2,870,419	72,987	3.40%	2,887,069	61,403	2.84%
Borrowings	172,942	8,524	6.58%	172,662	8,096	6.27%
Total interest-bearing liabilities	3,043,361	81,511	3.58%	3,059,731	69,499	3.04%
Noninterest-bearing liabilities:
Demand deposits	440,172			500,459
Other liabilities	35,344			35,457
Total liabilities	3,518,877			3,595,647
Primis common stockholders' equity	374,154			396,792
Noncontrolling interest	19,278			—
Total stockholders' equity	393,432			396,792
Total liabilities and stockholders' equity	$3,912,309			$3,992,439
Net interest income		$78,145			$72,986
Interest rate spread			2.24%			2.06%
Net interest margin			2.85%			2.61%
(3)	Includes loan fees in both interest income and the calculation of the yield on loans.
(4)	Calculations include non-accruing loans and loans held for sale at lower of cost or market, that were transferred on the last day of the quarter, in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three months ended September 30, 2024 and 2023, of $7.5 million and $1.6 million, respectively. The provision included amounts calculated in our normal reserve process for the Consumer Program loans which totaled $4.0 million and $2.1 million during the three months ended September 30, 2024 and 2023, respectively. Our provision for credit losses during the three months ended September 30, 2024 was driven by provisions related to two loans evaluated individually for credit losses during the quarter and resulting in $3.1 million of specific reserves. We also had $4.0 million of provisions related to the Consumer Program loan portfolio calculated as part of our normal reserve process primarily due to credit losses on loans originated from the third quarter of 2022 through the first quarter of 2023 that have continued to show credit weaknesses.

The provisions were driven in part by net charge-offs during the periods which were $8.0 million and $4.3 million during the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, $6.7 million and $2.1 million, respectively, of net charge-offs were related to the Consumer Program loans. These charge-offs were primarily related to loans originated from the third quarter of 2022 to the first quarter of 2023. Excluding the Consumer Program loan charge-offs we had net charge-offs of $1.3 million and $2.2 million during the three months ended September 30, 2024 and 2023, respectively.

The Company recorded a provision for credit losses for the nine months ended September 30, 2024 and 2023, of $17.1 million and $11.2 million, respectively. The provision included amounts calculated in our normal reserve process for the Consumer Program loans which totaled $12.6 million and $8.2 million during the nine months ended September 30, 2024 and 2023, respectively. Our provision for credit losses related to the Consumer Program loan portfolio were primarily driven by charge-offs centered around loans originated from the third quarter of 2022 through the first quarter of 2023 as previously noted. Excluding the provision amounts related to the Consumer Program portfolio, we recorded a provision for credit losses of $4.5 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively. The higher provision in the nine months ended September 30, 2024 was driven by the previously mentioned specific reserves on two loans during the quarter.

The provisions were driven in part by net charge-offs during the periods which were $18.2 million and $9.9 million during the nine months ended September 30, 2024 and 2023, respectively. During nine months ended September 30, 2024 and 2023, $15.4 million and $5.4 million, respectively, of net charge-offs were related to the Consumer Program loans. These charge-offs were primarily related to loans originated from the third quarter of 2022 to the first quarter of 2023 as previously discussed. Excluding the Consumer Program loan charge-offs we had net charge-offs of $2.8 million and $4.5 million during the nine months ended September 30, 2024 and 2023, respectively.

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2024	2023	Change
Account maintenance and deposit service fees	$1,468	$1,534	$(66)
Income from bank-owned life insurance	431	787	(356)
Mortgage banking income	6,803	4,922	1,881
Gain on sale of loans	—	217	(217)
Consumer Program derivative gains	79	2,033	(1,954)
Other noninterest income	501	231	270
Total noninterest income	$9,282	$9,724	$(442)

Noninterest income decreased 5% to $9.3 million for the three months ended September 30, 2024, compared to $9.7 million for the three months ended September 30, 2023. The decrease in noninterest income was primarily related to $2.0 million of lower Consumer Program derivative income and $0.4 million of lower income from bank-owned life insurance, partially offset by an increase in mortgage banking income. The increase in mortgage banking income was a result of the continued growth of the mortgage business in 2024 compared to 2023. During the three months ended September 30, 2024 we realized $5.5 million on sale gains compared to $1.9 million during the three months ended September 30, 2023 as a result of higher sales volumes. The gains were partially offset by fair value losses on mortgage derivative assets and various loan sale costs driven by higher volumes. The decrease in income on bank-owned life insurance was driven by one-time death benefit gains during the prior year quarter of $0.4 million. The Consumer Program derivative income declined primarily due to fair value loss adjustments on the derivative asset of $2.8 million during the three months ended September 30, 2024 compared to fair value gains of $9 thousand during the three months ended September 30, 2023. Offsetting the fair value loss adjustments during the three months ended September 30, 2024 and 2023 was $2.9 million and $2.0 million, respectively, of realized gains as a result of borrowers paying off their promotional period loans before the end of the promotional period which triggers payment from the derivative counterparty of the interest accrued during the promotional period along with other income due to us under the agreement.

The following table presents the major categories of noninterest income for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023	Change
Account maintenance and deposit service fees	$4,722	$4,215	$507
Income from bank-owned life insurance	1,975	1,601	374
Mortgage banking income	18,779	14,435	4,344
Gain on sale of loans	307	268	39
Consumer Program derivative gains	3,392	15,233	(11,841)
Other noninterest income	1,266	578	688
Total noninterest income	$30,441	$36,330	$(5,889)

Noninterest income decreased 16% to $30.4 million for the nine months ended September 30, 2024, compared to $36.3 million for the nine months ended September 30, 2023. The decrease in noninterest income was primarily driven by declines in Consumer Program derivative income, partially offset by $4.3 million of higher mortgage banking income. The Consumer Program derivative income declined primarily due to fair value loss adjustments on the derivative asset of $3.7 million during the nine months ended September 30, 2024 compared to fair value gains of $11.1 million during the nine months ended September 30, 2023. The derivative asset and related gains are driven by anticipated cash payments due to us from the third-party when borrowers prepay their loans in a no-interest promotional period. During the nine months of 2023, the value of the derivative and related gains were primarily driven by $62.1 million of loans with a no-

interest promotional period originated in the last quarter of 2022 and the first nine months of 2023. Comparatively, during the nine months of 2024 a nominal amount of no-interest promotional loans was originated and the existing ones were beginning to exit their promo period. Offsetting the fair value loss adjustments during the nine months ended September 30, 2024 and adding to the gains in 2023 was $7.1 million and $4.1 million, respectively, of realized gains as a result of borrowers paying off their promotional period loans before the end of the promotional period which triggers payment from the derivative counterparty of the interest accrued during the promotional period, along with other income due to us under the agreement.

The increase in mortgage banking income was a result of the continued growth of the mortgage business in 2024 compared to 2023. During the nine months ended September 30, 2024 we realized $12.0 million on sale gains compared to $7.0 million during the nine months ended September 30, 2023 as a result of higher sales volumes. The gains on sale were partially offset with higher sales costs due to the higher volume. The decrease in noninterest income was also partially offset by an increase in income on account maintenance and deposit fees due to higher volume of accounts and transactions in 2024 as a result of the deposit growth since 2023.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
(dollars in thousands)	2024	2023	Change
Salaries and benefits	$16,764	$13,809	$2,955
Occupancy expenses	1,248	1,633	(385)
Furniture and equipment expenses	1,823	1,537	286
Amortization of core deposit intangible	318	317	1
Virginia franchise tax expense	631	849	(218)
FDIC insurance assessment	545	820	(275)
Data processing expense	2,552	2,250	302
Marketing expense	449	377	72
Telephone and communication expense	330	356	(26)
Professional fees	2,914	1,118	1,796
Goodwill impairment	—	11,150	(11,150)
Fraud losses	61	267	(206)
Miscellaneous lending expenses	1,098	424	674
Other operating expenses	2,222	2,041	181
Total noninterest expenses	$30,955	$36,948	$(5,993)

Noninterest expenses declined 16% to $31.0 million during the three months ended September 30, 2024, compared to $36.9 million during the three months ended September 30, 2023. The decline was primarily driven by the goodwill impairment of $11.2 million recognized during the three months ended September 30, 2023. The decrease was partially offset by higher salaries and benefits expenses, professional fees, and miscellaneous lending expenses in 2024. The higher salaries and benefits expense was driven by growth in the mortgage line of business and the Panacea division. The increase in professional fees was related to the SEC pre-clearance and restatement process. The higher miscellaneous lending expenses was driven by increased servicing costs paid to the third-party that services the Consumer Program loan portfolio for us.

The following table presents the major categories of noninterest expense for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023	Change
Salaries and benefits	$48,587	$44,120	$4,467
Occupancy expenses	3,988	4,671	(683)
Furniture and equipment expenses	5,288	4,966	322
Amortization of core deposit intangible	952	952	—
Virginia franchise tax expense	1,894	2,546	(652)
FDIC insurance assessment	1,744	2,254	(510)
Data processing expense	7,130	7,329	(199)
Marketing expense	1,407	1,467	(60)
Telephone and communication expense	1,017	1,149	(132)
Professional fees	7,255	3,055	4,200
Goodwill impairment	—	11,150	(11,150)
Fraud losses	59	2,719	(2,660)
Miscellaneous lending expenses	1,835	1,878	(43)
Other operating expenses	7,123	6,085	1,038
Total noninterest expenses	$88,279	$94,341	$(6,062)

Noninterest expenses declined 6% to $88.3 million during the three months ended September 30, 2024, compared to $94.3 million during the three months ended September 30, 2023. Decreases in expenses were seen across almost all expense categories but the decline was primarily driven by goodwill impairment and fraud losses (recoveries). Our decline in expenses was partially offset by increases in salaries and benefits and professional fees. The fraud losses during the nine months ended September 30, 2023 was primarily related to a substantial increase in deposit account fraud, which was also seen across the industry during that time.  Other notable declines in expenses were seen in occupancy expenses, Virginia franchise tax, and FDIC insurance costs. The latter two categories were a result of a decline in average deposits and capital from the prior year. The occupancy expense decline is primarily related to the nine months of 2024 not including branch costs related to our branch restructuring in fourth quarter of 2023, while the nine months ended September 30, 2023 included these costs. The partially offsetting expense increases during the nine months ended September 30, 2024 compared to 2023 in professional fees and salaries and benefits was primarily for the same reasons as discussed above for the three months ended September 30, 2024 compared to 2023.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023	Change

Total cash and cash equivalents	$77,274	$77,553	$(279)
Securities available-for-sale	242,543	228,420	14,123
Securities held-to-maturity	9,766	11,650	(1,884)
Loans held for sale, at fair value	96,897	57,691	39,206
Loans held for sale, at lower of cost or market	361,825	—	361,825
Net loans	2,922,591	3,167,205	(244,614)
Other assets	313,451	314,027	(576)
Total assets	$4,024,347	$3,856,546	$167,801

Total deposits	$3,306,431	$3,270,155	$36,276
Borrowings	281,980	149,032	132,948
Other liabilities	38,873	39,766	(893)
Total liabilities	3,627,284	3,458,953	168,331
Total equity	397,063	397,593	(530)
Total liabilities and equity	$4,024,347	$3,856,546	$167,801

Loans

Gross loans held for investment were $3.0 billion and $3.2 billion as of September 30, 2024 and December 31, 2023, respectively. As disclosed in “Note 1  - Accounting Policies” in this Form 10-Q, we entered into an agreement to sell approximately $370 million of LPF loans and the amount of those loans that were already funded as of September 30, 2024 have been reclassified to “loans held for sale, at lower of cost or market” as of September 30, 2024, which is the entire increase in that balance sheet category since year end and represents a large portion of the decrease in “net loans” since year end.

As of September 30, 2024 and December 31, 2023, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations. Our gross loans held for investment portfolio declined 8% from year end, which was driven by the reclassified LPF loans to held for sale at September 30. When considering the LPF held for sale loans, our gross loans grew 4% in 2024. Our decline in gross loans held for investment as of September 30 was driven by decline in Consumer and Commercial loans driven by the LPF transfer and declines in the construction and land development portfolio due to paydows of loans in that portfolio. The declines were partially offset by  growth in multi-family residential and non-owner and owner occupied commercial real estate. The majority of this growth was concentrated in loan growth in the Panacea division with loans that are diversified geographically and are spread across the nation.

The composition of our loans held for investment portfolio consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$463,848	15.6%	$455,397	14.1%
Commercial real estate - non-owner occupied	609,743	20.5%	578,600	18.0%
Secured by farmland	4,356	0.1%	5,044	0.2%
Construction and land development	105,541	3.5%	164,742	5.1%
Residential 1-4 family	607,313	20.4%	606,226	18.8%
Multi- family residential	169,368	5.7%	127,857	4.0%
Home equity lines of credit	62,421	2.1%	59,670	1.9%
Total real estate loans	2,022,590	68.0%	1,997,536	62.0%

Commercial loans	533,998	18.0%	602,623	18.7%
Paycheck protection program loans	1,941	0.1%	2,023	0.1%
Consumer loans	409,754	13.8%	611,583	19.0%
Total Non-PCD loans	2,968,283	99.8%	3,213,765	99.8%
PCD loans	5,440	0.2%	5,649	0.2%
Total loans	$2,973,723	100.0%	$3,219,414	100.0%

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of September 30, 2024 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$24,224	$87,471	$22,411	$141,538	$129,847	$1,701	$56,656	$463,848
Commercial real estate - non-owner occupied	116,652	168,629	30,497	53,178	78,025	9,566	153,196	609,743
Secured by farmland	1,197	982	75	119	769	—	1,214	4,356
Construction and land development	61,797	1,683	18,070	5,571	18,376	—	44	105,541
Residential 1-4 family	19,149	43,420	17,235	24,692	51,177	68,086	383,554	607,313
Multi- family residential	10,113	95,717	14,818	—	22,816	—	25,904	169,368
Home equity lines of credit	4,643	3,229	6,618	45	3,699	14	44,173	62,421
Total real estate loans	237,775	401,131	109,724	225,143	304,709	79,367	664,741	2,022,590
Commercial loans	111,686	105,301	40,289	233,617	39,395	1,077	2,633	533,998
Paycheck protection program loans	894	874	—	173	—	—	—	1,941
Consumer loans	5,175	276,167	49,496	70,069	6,849	1,993	5	409,754
Total Non-PCD loans	355,530	783,473	199,509	529,002	350,953	82,437	667,379	2,968,283
PCD loans	1,319	2,546	31	—	1,156	388	—	5,440
Total loans	$356,849	$786,019	$199,540	$529,002	$352,109	$82,825	$667,379	$2,973,723

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of September 30, 2024, which is only originated at fixed rates (in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Consumer Program Loans	$479	$109,242	$44,034	$25,924	$179,679

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All of these promotional loans amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period (in thousands):

	Amount ending	Amount ending
	No Interest	No Interest	Total Interest
	Promo Period in	Promo Period in	Promo
	next 12 months	next 13-24 months	as of 9/30/24
Consumer Program Loans	$48,394	$11,270	$59,664

During the three months ended September 30, 2024, $13.6 million of loans paid off during the no interest promo period and $11.7 million of loans ended their no interest promo period and began to amortize. During the nine months ended September 30, 2024, $22.9 million of loans paid off during the no interest promo period and $19.2 million of loans ended their no interest promo period and began to amortize.

Asset Quality; Past Due Loans and Nonperforming Assets

The following table presents a comparison of nonperforming assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Nonaccrual loans	$14,424	$9,095
Loans past due 90 days and accruing interest	1,714	1,714
Total nonperforming assets	16,138	10,809

SBA guaranteed amounts included in nonperforming loans	$5,954	$3,115

Allowance for credit losses to total loans	1.72%	1.62%
Allowance for credit losses to nonaccrual loans	354.48%	574.06%
Allowance for credit losses to nonperforming loans	316.85%	483.04%
Nonaccrual to total loans	0.49%	0.28%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.25%	0.20%

Nonperforming assets were up during the nine months of 2024, driven by an increase in nonaccrual loans of $5.3 million to $14.4 million. The increase was driven primarily by two commercial real estate loans totalling $4.2 million, one commercial loan totalling $0.7 million, one 1-4 family junior lien secured loan totalling $0.2 million and one home equity line of credit loan totalling $0.2 million added to nonaccrual during the year. All of these additions during the year are secured by collateral and portions of the balances that remain from year end have partial SBA guarantees.  Despite the increase in nonaccrual loans, our levels of nonaccruals to total loans and nonaccruals to total assets is still under 0.50% for both. We will generally place a loan on nonaccrual status when it becomes 90 days past due, with the exception of most consumer loans which are charged off at 120 days past due and Consumer Program loans which are charged off once they reach 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

We originate a portion of our consumer loans (the Consumer Program) using a third party that sources and subsequently manages the portfolio of loans. As of September 30, 2024, the principal balance outstanding was $179.7 million. These loans are accounted for similar to our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on this portfolio of loans was $19.5 million as of September 30, 2024 and represented 44% of our total allowance for credit losses. Net charge-offs on this portfolio were $4.0 million and $12.6 million during the three and nine months ended September 30, 2024, respectively, and represented approximately 50% and 69%, respectively, of net charge-offs recorded during the periods.

The Company tightened its origination criteria in regard to this portfolio in April of 2023 and from that point forward we generally originated loans to consumer borrowers being managed by the third party with FICO scores over 720, whereas prior periods loan production included approximately 40% of loans to borrowers with weaker credit scores. This older vintage lower credit score portion of the portfolio has driven the uptick in related charge-offs during 2023 which continued into the first six months of 2024 and necessitated the update of the Company’s expected loss rates on this portfolio for purposes of determining the allowance for credit losses as discussed in our Annual Report on Form 10-K for 2023. This updated loss rate has been a driver in the increase of the allowance on the portfolio. The newer production represented approximately 38% of the portfolio as of September 30, 2024 and is expected to improve the quality mix of the portfolio and result in lower realized net charge-offs and provisions for credit losses in future periods.

Investment Securities

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	September 30,	December 31,
	2024	2023
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$92,280	$96,808
Obligations of states and political subdivisions	30,568	30,080
Corporate securities	14,003	14,048
Collateralized loan obligations	—	4,982
Residential government-sponsored collateralized mortgage obligations	56,833	34,471
Government-sponsored agency securities	14,276	13,711
Agency commercial mortgage-backed securities	26,953	30,110
SBA pool securities	7,630	4,210
Total	$242,543	$228,420

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$8,066	$9,040
Obligations of states and political subdivisions	1,519	2,391
Residential government-sponsored collateralized mortgage obligations	181	219
Total	$9,766	$11,650

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

Investment securities, available-for-sale and held-to-maturity, totaled $252.3 million as of September 30, 2024, an increase of 5.1% from $240.1 million as of December 31, 2023, primarily due to purchases of available-for-sale securities, partially offset by paydowns, maturities, and calls of the investments over the past nine months. We recognized no credit impairment charges related to credit losses on our held-to-maturity investment securities during the three and nine months ended September 30, 2024 and an immaterial amount of credit impairment charges were taken during the three and nine months ended September 30, 2023.

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

Total deposits were $3.3 billion as of September 30, 2024, a 1% increase from December 31, 2023. The increase in deposits from year end was primarily driven by growth in money market and savings accounts due to our competitive rates on these products. Savings accounts increased 12% from $783.8 million as of December 31, 2023 to $873.8 million as of September 30, 2024. Money market accounts increased 5% from $794.5 million as of December 31, 2023 to $835.1 million as of September 30, 2024. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $820.4 million, or 25% of total deposits, as of September 30, 2024.

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of September 30, 2024 and December 31, 2023, total FHLB borrowings were $165.0 million and $30.0 million, respectively. As of September 30, 2024, we had $300.9 million of unused and available FHLB lines of credit. Subsequent to September 30, 2024, we repaid all of our outstanding

FHLB advances of $165.0 million with excess liquidity from the LPF loan sale. This increased our available FHLB lines of credit by a similar amount following repayment.

Other borrowings can consist of federal funds purchased, secured borrowings due to failed loan sales, and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers.  The balance in repo accounts at both September 30, 2024 and December 31, 2023 was $3.7 million and $3.0 million, respectively.

We had secured borrowings of $17.5 million and $20.4 million as of September 30, 2024 and December 31, 2023, respectively, related to loan transfers to other financial institutions during 2023 and the first nine months of 2024 that did not meet the criteria to be treated as a sale under relevant accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. During the three and nine months ended September 30, 2024, additional advances were made to borrowers under the loans previously transferred in 2023 and were accordingly treated as additional secured borrowings as of September 30, 2024. Additionally, during the three and nine months ended September 30, 2024, we voluntarily repurchased $3.5 million of the loans included in the original failed loan sales from one of the other institutions which drove the decline in our balance of secured borrowers and the loans held for investment collateralizing secured borrowings. For additional information on secured borrowings refer to “Note 7 –Debt and Other Borrowings” in this Form 10-Q.

Junior Subordinated Debt and Senior Subordinated Notes

For information about junior subordinated debt and senior subordinated notes and their anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings.”

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits are not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to borrowing from the Federal Home Loan Bank of Atlanta and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings”, and “Note 9 – Commitments and Contingencies.”

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of September 30, 2024, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2024, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of September 30, 2024, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	September 30,	December 31,
	Purposes	Well Capitalized (1)	2024	2023
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.20%	8.37%
Common equity tier 1 capital ratio	4.50%	n/a	8.23%	8.96%
Tier 1 risk-based capital ratio	6.00%	n/a	8.51%	9.25%
Total risk-based capital ratio	8.00%	n/a	11.68%	13.44%

Primis Bank
Leverage ratio	4.00%	5.00%	9.73%	9.80%
Common equity tier 1 capital ratio	7.00%	6.50%	10.38%	10.88%
Tier 1 risk-based capital ratio	8.50%	8.00%	10.38%	10.88%
Total risk-based capital ratio	10.50%	10.00%	11.63%	12.12%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 3.63% as of September 30, 2024, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2023. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2023. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during the first nine months of 2024. Notwithstanding, we are providing an update to the Goodwill discussion from our Form 10-K to describe the results of our annual impairment testing performed during the quarter.

Goodwill

As discussed in our Form 10-K for the year ended December 31, 2023, we are required to test goodwill for impairment at least annually and that test is performed as of September 30 of each year. Our goodwill is allocated to our two reporting units, Primis Bank and Primis Mortgage, and as of September 30, 2024, $90.7 million of goodwill is allocated to the Primis Bank reporting unit and $2.7 million is allocated to the Primis Mortgage reporting unit. As of September 30, 2024, we elected to forgo a qualitative assessment allowed under U.S. GAAP and performed a quantitative assessment to test goodwill for impairment. As part of our impairment assessment, the fair value of each reporting unit was estimated using a combination of a market and income approach. The income approach is a valuation technique under which we estimate future cash flows using the financial forecast from the perspective of an unrelated market participant and a terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The market valuation approach evaluated transactions of comparable banks and considered market pricing ratios of public bank peers. As of September 30, 2024, the estimated fair value significantly exceeded the carrying value of the Primis Mortgage reporting unit and no goodwill impairment was required.

As of September 30, 2024, the estimated fair value of the Primis Bank reporting unit was 111% of the carrying value of the reporting unit, and no goodwill impairment was required. Fair value determinations utilized in the quantitative goodwill impairment test for the Primis Bank reporting unit required considerable judgment and is sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of the reporting unit requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates at September 30 included estimated future annual interest income and interest expense, lending and deposit interest rates, Fed borrowing rates, discount rates, growth rates of the bank and its loan and deposit portfolio, credit losses on the loan portfolio, and other market factors. We also make assumptions in certain testing methodologies about the composition of our peers and market acquisition transactions related to banks that we believe are similar to us. If current expectations of future growth rates, interest rates, provision for credit losses, and margins are not met, if market factors outside of our control, such as discount rates, Fed borrowing rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then the fair value of the reporting unit may decline below its carrying value and result in goodwill impairment in the future.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of September 30, 2024 and December 31, 2023. All changes are within our Asset/Liability Risk Management Policy guidelines.

	Sensitivity of EVE
	As of September 30, 2024
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$290,085	$(116,209)	(28.60)%	7.21%	73.06%
Up 300	315,683	(90,611)	(22.30)%	7.84%	79.50%
Up 200	340,802	(65,492)	(16.12)%	8.47%	85.83%
Up 100	381,722	(24,572)	(6.05)%	9.49%	96.14%
Base	406,294	—	—%	10.10%	102.32%
Down 100	417,311	11,017	2.71%	10.37%	105.10%
Down 200	409,703	3,409	0.84%	10.18%	103.18%
Down 300	393,244	(13,050)	(3.21)%	9.77%	99.04%
Down 400	366,629	(39,665)	(9.76)%	9.11%	92.34%

	Sensitivity of EVE
	As of December 31, 2023
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$428,175	$(54,019)	(11.20)%	11.10%	107.69%
Up 300	438,298	(43,896)	(9.10)%	11.37%	110.24%
Up 200	447,711	(34,483)	(7.15)%	11.61%	112.61%
Up 100	471,457	(10,737)	(2.23)%	12.22%	118.58%
Base	482,194	—	—%	12.50%	121.28%
Down 100	486,399	4,205	0.87%	12.61%	122.34%
Down 200	477,430	(4,764)	(0.99)%	12.38%	120.08%
Down 300	456,987	(25,207)	(5.23)%	11.85%	114.94%
Down 400	417,079	(65,115)	(13.50)%	10.81%	104.90%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing as of September 30, 2024 and December 31, 2023 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines as of September 30, 2024 and December 31, 2023.

	Sensitivity of NII
	As of September 30, 2024
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$97,718	$(12,832)
Up 300	100,559	(9,991)
Up 200	103,361	(7,189)
Up 100	107,472	(3,078)
Base	110,550	—
Down 100	112,571	2,021
Down 200	112,928	2,378
Down 300	112,879	2,329
Down 400	113,139	2,589

	Sensitivity of NII
	As of December 31, 2023
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$98,539	$(16,112)
Up 300	101,939	(12,712)
Up 200	105,326	(9,325)
Up 100	110,513	(4,138)
Base	114,651	—
Down 100	117,230	2,579
Down 200	118,099	3,448
Down 300	118,114	3,463
Down 400	119,065	4,414

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

Notwithstanding the material weaknesses that have not been fully remediated, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in this Form 10-Q, as of and for the three and nine months ended September 30, 2024, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the nine months ended September 30, 2024, the Company continued to remediate the material weaknesses in its internal control over financial reporting as previously identified and disclosed in Item 9A. in the 2023 Annual Report on Form 10-K. While management believes it has put effective controls in place to remediate the previously identified material weaknesses, the controls have not been operating for a sufficient amount of time to conclude that the material weakness has been fully remediated. The

Company will continue to operate and test the new controls until it believes they have been operating effectively for a sufficient amount of time. The Company anticipates the material weaknesses to be fully remediated as soon as possible.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of September 30, 2024.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and nine months ended September 30, 2024.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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