Form 10-K
period 2024-12-31
Primis Financial Corp.
filed 2025-04-29
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒ Yes            ☐ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐               No  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐               No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐               No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $227.9 million based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of  April 15, 2025 was 24,722,734.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial Division, digital banking platform, V1BE fulfillment service and Primis Mortgage Company as well as our cost saving project to reduce administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, stagflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;

●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017 and the CARES Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs against Mexico, Canada, and China and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	the potential implementation of a regulatory reform agenda under the new presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, civil unrest, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to remediate our existing material weaknesses in our internal controls deemed ineffective;
●	failure to maintain effective internal controls and procedures, including the ability to remediate identified material weaknesses in internal control over financial reporting expediently;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to diversity, equity and inclusion (“DEI”) and environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;

●	our ability to de-consolidate Panacea Financial Holdings, Inc. (“PFH”) and recognize gains on our investment in PFH common stock as a result of de-consolidation;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions;
●	our ability to grow the mortgage warehouse business and achievement of certain margin results; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

As of December 31, 2024, Primis had $3.7 billion in total assets, $2.9 billion in total loans held for investment, $3.2 billion in total deposits and $365.0 million in total stockholders’ equity. As of December 31, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH is a consolidated subsidiary of Primis and owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, veterinarians, dentists, their practices, and ultimately the broader healthcare industry. Primis Bank’s deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Strategy

Primis is focused on building a new, innovative, and better banking experience for its consumers and small and medium-sized businesses. The Bank intends to grow its business, expand its customer base and improve profitability by focusing on the following three areas:

1.	Maintaining a strong and efficient community bank in core markets;
a.	The Bank maintains twenty-four office locations in attractive markets in Virginia and the Greater Washington, D.C. market
b.	In these markets we increased deposits per branch (excluding digital platform deposits) to $91.1 million as of December 31, 2024 versus $69.1 million as of December 31, 2021
2.	Supplementing core community bank growth and profitability with business lines that can generate above-average risk-adjusted returns such as:
a.	The Panacea Financial Division, the Bank’s health-care focused brand which ended 2024 with $433.8 million of loans and $92.3 million of deposits. This was up from December 31, 2023 when loans were $322.8 million and deposits were $56.1 million.
b.	Primis Mortgage Company, the Bank’s retail mortgage company with production of approximately $800 million in 43 states in 2024, up from $600 million in 2023; and
c.	Mortgage Warehouse Lending, the Bank’s recently expanded business line focused on lending to the independent mortgage company space with approximately $400 million in approved lines.
3.	Perfecting enhanced digital offerings that allow Primis to attract new deposit customers at scale both in and out of our footprint.
a.	Deposits on the Bank’s digital platform ended 2024 at $985.5 million with an average balance of $56 thousand, compared to $909.4 million with an average balance of $64 thousand as of December 31, 2023.

Critical to executing this approach:

●	Utilizing the Primis Management Team’s Strength. The experience and market knowledge of the Bank’s management team is one of its greatest strengths and competitive advantages. Since the Company’s board of directors appointed Mr. Dennis J. Zember, Jr. as the Chief Executive Officer, effective February 19, 2020, Mr. Zember has added several members to the executive management team. These additional members all bring strong expertise and years of experience.

●	Leveraging the Existing Foundation for Additional Growth. Based on the management team’s depth of experience and certain infrastructure investments, Primis looks to take advantage of certain economies of scale typically enjoyed by larger organizations, thus expanding its operations both organically and through strategic cost-effective branch or bank acquisitions. Primis’ investments in data processing, risk management infrastructure, and the staff and branch network will support a much larger asset base. Primis is committed to controlling additional growth in a manner designed to minimize risk and to maintain strong capital ratios.

●	Investing in Technology to Differentiate the Bank in the Marketplace. The success of the Bank’s digital platform was the direct result of a visionary approach to crafting new products and services. Management constantly looks for ways to adopt and deploy technology solutions that provide a competitive advantage and advance the strategies outlined above.

●	Continuing to Pursue Selective Acquisition Opportunities. Primis has the skillsets and experience necessary to acquire and successfully integrate financial institutions, banks, and branches. This, along with its strong capital position, well-positions Primis to take advantage of acquisition opportunities.

●	Focusing on the Business Owner. Primis looks to be the primary bank for small- and medium-sized businesses by offering a suite of competitive electronic banking services, robust treasury services and comprehensive lending options. We believe that Primis’ localized decision-making capabilities, prompt credit decisions, and superior customer service, supported by a highly experienced and knowledgeable management team, offers Primis a distinct competitive advantage in the marketplace.

●	Focusing on Asset Quality and Underwriting. Strong asset quality is of primary importance. Therefore, despite the growth in the Bank’s loan portfolio, Primis has taken measures to ensure it maintains a strong asset quality by upholding its well-defined underwriting standards.

●	Building a Stable Core Deposit Base. Primis continues to grow a stable core deposit base of business and retail customers. Primis intends to continue its practice of developing a deposit relationship with each of its loan customers.

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

The following is a discussion of each of the major types of lending in which we engage. For more information on our lending activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition” (“MD&A”).

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

Life Premium Finance. Primis offered life insurance premium financing. The loan was utilized to pay the annual premiums due on the whole or universal life policy. The loan was fully secured by the cash value of the policy and personal liquid assets of the borrower or guarantor. We made the decision in 2024 to sell a majority of these loans to another financial institution and will no longer be offering these loans as of January 31, 2025. Most of the loans were sold as of December 31, 2024 with the remaining to be sold on our balance sheet in held for sale. The loans that are not being sold will remain in held for investment and run-off through their scheduled maturity date. Additional discussion of this decision can be found in the MD&A.

Unsecured Personal Loans. Primis offers unsecured personal loans up to $50,000 and overdraft protection loans up to $10,000, based on specified underwriting criteria. We also offer these types of loans through an agreement with a third-party that sources and originates them for us based on our credit underwriting criteria. In 2024 we made the decision to discontinue, as of January 31, 2025, the program with the third-party to source and originate these loans and are seeking to sell a majority of the existing portfolio we have on our balance sheet. Additional discussion of this decision can be found in the MD&A.

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

Lines of Businesses

Panacea Financial. In November 2020, the Company launched the Panacea Financial division, which focuses on providing unique financial products and services for the medical, dental and veterinary communities. Panacea Financial offers personal loans, student debt refinance and practice loans as well as deposit products nationally. Panacea Financial has partnerships with 39 national and state associations. Additionally, its In-Training Medical/Dental School Loan Refinance product allows physicians and dentists that are in training the opportunity to refinance their student debt at a lower interest rate, while benefiting from affordable monthly payments during training. As of December 31, 2024, Panacea Financial had approximately $433.8 million in outstanding loans. The division has successfully built a nationally-recognized brand with a growing team of industry-leading commercial bankers experienced in providing financial services to its target communities across the United States.

Life Premium Financing. The Company launched a division in the fourth quarter of 2021 focused on financing life insurance premiums for high net worth individuals across the United States. On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank, N.A. (“EverBank”) for sale of the Company’s Life Premium Finance division (“LPF”). EverBank acquired LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that were retained by the Bank. All of the LPF operations, including its employees, were assumed by EverBank following the close of the transaction, which occured on January 31, 2025. As of December 31, 2024, we had sold a majority of the loans under the agreement to EverBank with $50.7 million to be sold on or before the transaction close date of January 31, 2025, recorded in held for sale. The portfolio being retained by the Bank had outstanding balances, net of deferred fees, of $147.1 million as of December 31, 2024 and was recorded in loans held for investment.

Primis Mortgage Company.  In May 2022, Primis Bank acquired Primis Mortgage Company (previously SeaTrust Mortgage Company), a regional residential mortgage company headquartered in Wilmington, North Carolina. Primis Mortgage Company has since expanded to offer residential mortgages in the majority of the U.S. Residential mortgage loans originated through Primis Mortgage Company are primarily sold in the secondary market for fee income. During the year ended December 31, 2024, Primis Mortgage originated $776.5 million of loans.

Digital Banking

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

In 2022, Primis successfully launched its digital bank platform. The platform includes an all-new mobile banking application that provides a quick and seamless account opening process all from within the app. During 2023 we brought in approximately $1.0 billion in deposits through our digital platform and as of December 31, 2024 and 2023 the balance of digital deposits was $1.0 billion and $0.9 billion, respectively.

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

The Board of Directors has delegated assignment of individual credit authorities up to $10 million to the Chief Executive Officer and Chief Credit Officer. For loans up to $5.0 million, we have named Credit Officers. We also have two Specialty Executive Credit Officers, each with extensive industry specific experience with individual credit authority to $7.5 million. These individual lending authorities are based on the individual’s technical ability and experience. All credits over $10 million are reviewed and approved by Executive Loan Committee, as defined in credit policy. For approval of third-party originated loans, we have delegated authority within an approved framework. All credit extensions in excess of 60% of the Bank’s legal lending limit are also reviewed and approved by the Board of Directors. As of December 31, 2024, our legal lending limit was approximately $57.9 million.

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

HUMAN CAPITAL

At Primis, we are committed to ensuring that our employees reach their personal, professional and financial peaks. We are attracting, developing, retaining and planning for the succession of key talent and executives to achieve our strategic objectives. Primis is continually investing in our workforce to further emphasize inclusivity and recognizing that diverse perspectives, backgrounds, and experiences strengthen our ability to meet the needs of our associates, communities, clients and shareholders and to foster our employees' growth and career development. As of December 31, 2024, we had 592 employees, nearly all of whom are full-time and of which approximately 63% were female and 20% were minorities. All of our employees are chosen on the basis of their qualifications and merit.

Employee Feedback. Fostering an inclusive environment requires that all employees are heard. Our Intranet contains the “Employee Voice,” which is a vehicle for employees to make suggestions, asks questions or voice opinions regarding the Company’s practices.

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

Benefits. Primis offers a comprehensive and competitive benefits package to meet a variety of individual needs. We offer three different medical plans, two of which allow for the employee to make contributions and receive an employer match on a Health Savings Account. In addition to dental insurance, supplemental insurance and a 401k, we offer employer paid short-term and long-term disability and life insurance. Our employees also enjoy an incentive for participating in our Wellness Program.

Development. All new employees benefit from training to learn how to utilize our key systems. New employees are also required to complete multiple learning modules that cover important compliance and regulatory requirements in the banking industry. Continuing education and advanced training is offered to employees throughout their tenure. We encourage all employees to obtain job related training by covering the cost of the classes and/or learning materials and tests. Our talent acquisition, development and retention focus was on rewarding merit and achievement while nurturing and progressing skilled talent across various business segments.

Volunteerism. Primis is committed to the communities we serve and to supporting our employees in their volunteerism. Each employee receives eight paid hours to volunteer in their community or charity of choice each year. We maintain a commitment to the prosperity of each community we serve, donating to community, civic and philanthropic organizations in 2024. In addition to providing financial products built for the needs of our customers, we use associate volunteerism and corporate philanthropy to build strong community partnerships. Our employees volunteered 179 hours in 2024.

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

Changes in laws and regulations may alter the structure, regulation and competitive relationships of financial institutions. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us. It cannot be predicted whether and in what form new laws and regulations, or interpretations thereof, may be adopted or the extent to which the business of Primis and the Bank may be affected thereby, but they may have a material adverse effect on our business, operations, and earnings.

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

Activity Limitations.  Primis is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act and has elected to be a financial holding company. As a financial holding company, Primis is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of the outstanding voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place geographic limits on permissible non-banking activities of bank holding companies. Financial holding companies, such as us, may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the Federal Reserve, complementary to financial activities. Primis and the Bank must each remain “well-capitalized” and “well-managed” and the Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any non-banking activity or terminate its ownership or control of any non-bank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of Primis and the Bank is well-capitalized as of December 31, 2024, and Primis Bank achieved a rating of “Satisfactory” in its most recent CRA evaluation.

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

Incentive Compensation. Our compensation practices are subject to oversight by the Federal Reserve and by other financial regulatory agencies. The federal banking regulators issued joint guidance on executive compensation designed to ensure that the incentive compensation policies of banking organizations take into account risk factors and are consistent with the safety and soundness of the organization. The guidance also provided that supervisory findings with respect to incentive compensation should be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or other corporate decisions. The guidance further provided that the regulators may pursue enforcement actions against a banking organization if its incentive compensation and related risk management, control or governance processes pose a risk to the organization’s safe and sound practices. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, the Dodd-Frank Act required the federal banking agencies and the SEC to issue regulations requiring covered financial institutions to prohibit incentive compensation arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions mandated by Section 954 of the Dodd-Frank Act. The final rules directed U.S. stock exchanges to require listed companies to implement, disclose and enforce clawback policies to recover excess incentive-based compensation that current or former executive officers received based on financial reporting measures that are later restated. In June 2023, the SEC approved the proposed clawback listing standards of the Nasdaq Stock Market, LLC (“Nasdaq”), which required Nasdaq-listed companies, to (i) adopt and implement a compliant clawback policy; (ii) file the clawback policy as an exhibit to their annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. Our clawback policy was approved by the board in November 2023 and is included as Exhibit 97 of this Annual Report on Form 10-K.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as Primis, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to the Bank, Primis’ capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including Primis, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

Both Primis and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer as of December 31, 2024. Based on current estimates, we believe that Primis and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2025.

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

Insider Transactions. The Federal Reserve has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major shareholders and executive officers, and bar certain director and officer interlocks between financial institutions.

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

Community Reinvestment Act.  The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. On October 24, 2023, the OCC, the FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules were challenged in federal court and a preliminary injunction was granted in March 2024 enjoining implementation of the rules. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit. If the final rules are reinstated, they are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.

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

Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully after the summary, and risks include, but are not limited to, the following:

●	We are subject to risks related to our concentration of construction and land development and commercial real estate loans.
●	We have a meaningful amount of consumer loans that are unsecured and if the borrower defaults on the loan we have no recourse to collateral in which to recover any potential losses.
●	A portion of our consumer loan portfolio is originated and serviced by a third-party and includes a credit enhancement from that third-party which may not be realizable.
●	A significant amount of our third-party serviced consumer loans were originated with a zero interest promotional period, exposing us to the credit risk of the third-party that is providing reimbursement to us for interest foregone.
●	A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.
●	If our nonperforming assets increase, our earnings will suffer.
●	If our allowance for credit losses is not adequate to cover actual loan losses, our earnings will decrease.
●	We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses.
●	Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.
●	Our geographic concentration makes us vulnerable to local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.
●	Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
●	Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
●	Declines in asset values may result in impairment charges and adversely affect the value of our investment securities, financial performance and capital.
●	The value of an estimated reimbursement due from a third-party that originated consumer loans with promotional features on our behalf is recorded in our balance sheet at fair value as a derivative and actual results and a significant decline in the third-party’s credit risk may impact the value of the derivative and our ability to realize that value.
●	We may be unable to sell loans at the estimated market price utilized to record them in held for sale
●	Our stock price can be volatile.
●	The trading volume in our common stock is less than that of other larger financial services companies.
●	Inflation could negatively impact our business, our profitability and our stock price.
●	ESG and diversity, equity and inclusion (“DEI”) risks could adversely affect our reputation and shareholder, employee, client, and third party relationships and may negatively affect our stock price.

●	Our business strategy includes strategic growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
●	We must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.
●	New lines of business, products or services and technological advancements may subject us to additional risks.
●	We may not be able to successfully integrate our acquisitions or to realize the anticipated benefits of them.
●	The carrying value of goodwill and other intangible assets may be adversely affected.
●	We rely on third-party vendors to provide key components of our business infrastructure.
●	We face significant cyber and data security risk that could result in the disclosure of sensitive, confidential and/or nonpublic personal information, adversely affect our business or reputation and expose us to significant liabilities.
●	Our business is susceptible to fraud.
●	We are dependent on key personnel and the loss of one or more of those key personnel could impair our relationship with our customers and adversely affect our business.
●	Deposit insurance premiums levied against banks may increase if the number of bank failures increase or the cost of resolving failed banks increases.
●	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.
●	Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and its financial condition and results of operations.
●	Future growth or operating results may require us to raise additional capital, but that capital may not be available, be available on unfavorable terms or may be dilutive.
●	We may issue a new series of preferred stock or debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
●	We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.
●	Changes in applicable laws and regulations or failures to comply with such laws and regulations may adversely affect our operations and our financial results.
●	Primis and the Bank must maintain certain required levels of regulatory capital that may limit our operations and potential growth.
●	We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.
●	Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.
●	Failure to maintain an effective system of disclosure controls and procedures could have a material adverse effect on our business, results of operations and financial condition and could impact the price of our common stock.

Credit Risks

We are subject to risks related to our concentration of construction and land development and commercial real estate loans.

As of December 31, 2024, we had $101.2 million of construction and land development loans, or 3.5% of our loan portfolio. Construction and land development loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;
●	the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates, especially in the event of supply disruptions and labor shortages; and
●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land development loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction and land development loans which provides us with an additional source of repayment. As of December 31, 2024, we did not have any nonperforming construction and land development loans. If one or more of our larger borrowers were to default on their construction and land development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

As of December 31, 2024, we had $1.09 billion of commercial real estate loans outstanding, or 37.6% of our loan portfolio, including multi-family residential loans and loans secured by farmland. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service.

We have a meaningful amount of consumer loans that are unsecured and if the borrower defaults on the loan we have no recourse to collateral in which to recover any potential losses.

Our unsecured consumer loan portfolio balance is $155.3 million, or approximately 5.3% of our total held for investment loan portfolio, as of December 31, 2024. Included in this portfolio is $38.9 million of loans sourced based on our credit underwriting criteria and managed by a third party. Consumer loan repayment is primarily driven by the borrower’s personal income which is impacted by various factors that are outside of the control of the borrower including macroeconomic conditions such as inflation and interest rates. Further, a downturn in the economy or other company-specific decisions that result in a borrower losing their job could cause the borrower’s primary source of income for repayment of the loan to decline. Each of these factors may cause a borrower to evaluate their debts and as a result they may prioritize payment of other debts above the consumer loan due to us. Although macroeconomic conditions and the economy are currently stable, such conditions can change relatively quick and may not remain at current levels. If conditions change and macroeconomic conditions and the economy worsen borrowers may stop paying their loans and it could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

A portion of our consumer loan portfolio is originated and serviced by a third-party and includes a credit enhancement from that third-party which may not be realizable and the inability to utilize it could be detrimental to our financial condition and results of operations.

We receive a credit enhancement from the third-party managing $152.1 million of consumer loans that  are recorded on our balance sheet in both held for investment and held for sale as of December 31, 2024. The credit enhancement is primarily provided through cash flows derived from loan originations. We made the decision as of December 31, 2024 to discontinue originations of these loans on January 31, 2025. This decision will cause monthly cash receipts related to this credit enhancement to end at that point, which may adversely affect our financial condition and results of operations.

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

Within the $152.1 million third-party originated and serviced consumer loan portfolio there is 25% of the portfolio that is in a promotional interest period as of December 31, 2024. The loans in these promotional interest periods legally accrue interest at the stated rate of the note agreement, but the interest is not required to be paid during the promotional period. Further, if the borrower repays all of the principal on the note prior to the end of the promotional period the accrued interest is waived, but if there is any principal balance remaining at the end of the promotional period the borrower must repay all of the interest that has accrued. As of December 31, 2024, the amount of deferred interest on these loans was $7.0 million.  Through an agreement with the third-party servicer, we are entitled to payment of all accrued interest that is waived on loans that repay all principal within the promotional period.  There is a large concentration of these loans originated within proximity to each other resulting in 86% of the current balance of promotional loans ending their promotional period during 2025. If a high percentage of these loans repay at the end of their promotional period a large amount of interest reimbursement will be due in a short period of time from the third-party servicer and if they cannot perform then we may not be able to realize any income on a significant amount of loans in our portfolio, which may adversely impact the realization of the fair value of the derivative asset recognized.

A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $2.0 billion, or approximately 69.3% of our total loan portfolio, as of December 31, 2024. Although residential and commercial real estate values are currently strong in our market area, such values may not remain elevated. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

As of December 31, 2024, 43.2% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. As of December 31, 2024, $651.8 million, or approximately 22.6% of our total loans, were secured by single-family residential real estate. This includes $588.8 million in residential 1-4 family loans and $63.0 million in home equity lines of credit. If housing prices in our market areas do not remain strong or deteriorate, we may experience an increase in nonperforming loans, provision for credit losses and charge-offs. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

If our nonperforming assets increase, our earnings will suffer.

As of December 31, 2024, our nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $16.7 million, or 0.58% of total loans and OREO, which is an increase of $5.9 million, or 54.9%, compared with nonperforming assets of $10.8 million, or 0.34% of total non-covered loans and OREO as of December 31, 2023.

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

Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.

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

We operate in a mixed market environment with influences from both rural and urban areas. Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington, D.C., Charlottesville, Northern Neck, Middle Peninsula, Richmond, Hampton Roads and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2024, a significant portion of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in these market areas slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. Political conditions, including a change in presidential administrations and related policies, executive orders, and laws, could also impact our earnings.

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

Based on our analysis of the interest rate sensitivity of our assets, an increase in the general level of interest rates may negatively affect the market value of the portfolio equity as well as negatively affect our net interest income since a majority of our assets are fixed rate loans. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans as well as increase our funding costs. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios, but also allow us to reduce funding costs. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios, funding, and our overall results. While it is expected that the FRB will hold the target federal funds rate steady in the first half of 2025, we are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets.

Although our asset liability management strategy is designed to keep our risk within acceptable parameters, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.

We are operating in an uncertain economic environment. The global credit and financial markets have experienced extreme volatility and disruptions over the past few years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability and a potential recession. The U.S. government's decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate adjustments, disrupt access to capital markets, and deepen recessionary conditions. While our management team continually monitors market conditions and economic factors, throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally, or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations, and future growth. Our clients may also be adversely impacted by changes in regulatory, trade (including tariffs), and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans.

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

We maintain an investment securities portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and municipal securities. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investment securities and other assets for impairment indicators. We may be required to record impairment charges in our income statements through an allowance for credit losses if our investment securities suffer a decline in value below their amortized cost. During the years ended December 31, 2023 and 2022, we incurred an insignificant amount of impairment charges related to credit losses on our investment securities and in 2024 we did not experience any impairment of our investment securities. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the impairment, which could have a material adverse effect on our financial condition and results of operations in the periods in which the impairments occur.

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

We record a derivative asset as of December 31, 2024, which mostly reflects our estimate of the fair value of the interest reimbursement due to us from the third-party loan servicer that manages an unsecured consumer loan portfolio with promotional features for us. This derivative asset reflects the interest anticipated to be waived to borrowers under the assumed pre-payment of the borrowers’ loans that the third party will be required to pay to us. The derivative is required to be valued at fair value under U.S. GAAP with the use of various assumptions including borrower pre-payment, expected credit losses, and the third-party servicer’s credit risk. Assumptions used to determine the value of the derivative are sensitive to various factors not within our control that include borrower repayment risk and the credit risk of the third-party servicer. These assumptions are determined based on the information available to the Company as of each balance sheet date. Actual results that differ significantly from our prior assumptions may result in an inability to realize the value of the derivative and require updates to future fair value calculations of the derivative which could result in a significant increase or decrease in the derivative value that is recorded in our results of operations, which could have a material adverse effect on our financial condition and results of operations in future periods.

We may be unable to sell loans at the estimated market price utilized to record them in held for sale

We have $113.2 million of Consumer Program loans in held for sale at the lower of cost or market as of December 31, 2024 that were recorded at their estimated fair value. At the time we transferred the loans to held for sale we recorded a $20 million write-down of the loans through the allowance for credit losses to reflect their estimated fair value that resulted in an equal amount of additional provision expense recorded in our income statement. The fair value of these loans are required to be re-evaluated at each reporting period until they are sold and any subsequent change in estimated fair value recorded as an additional adjustment to their value in the balance sheet with an equal charge to the income statement. Further, market conditions impacting the value of these loans could change and result in us selling the loans at a market price that is less than the value recorded on our balance sheet as of December 31, 2024, which would result in additional losses recorded in income at the time of sale.

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

ESG and DEI risks could adversely affect our reputation and shareholder, employee, client, and third party relationships and may negatively affect our stock price.

Our business faces increasing public, investor, activist, legislative and regulatory scrutiny related to ESG, anti-ESG, DEI and anti-DEI activities and developments. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as DEI, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance, and transparency, or fail to consider ESG factors in our business operations.

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

In response to ESG developments (including, in particular, DEI initiatives), there are increasing instances of anti-ESG legislation and anti-DEI executive orders, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations. If legislatures in the states in which we operate or Congress adopts legislation intended to protect certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, certain portions of our lending operations may be impacted.

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

The development and use of artificial intelligence (AI) presents risks and challenges that may adversely impact our business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

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

Further, we acquire businesses with the expectation that these mergers or acquisitions will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers and acquisitions is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.

The carrying value of goodwill and other intangible assets may be adversely affected.

When we complete an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and we perform such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the value of our common stock could require the asset to become impaired. If impaired, we would incur a charge to earnings that would have a significant impact on the results of operations. Our carrying value of goodwill and net amortizable intangibles were approximately $93.5 million and $0.7 million, respectively, as of December 31, 2024.

We rely on third-party vendors to provide key components of our business infrastructure.

Third-party vendors provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third-party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and compromises at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-

party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

We face significant cyber and data security risk that could result in the disclosure of sensitive, confidential and/or nonpublic personal information, adversely affect our business or reputation and expose us to significant liabilities.

As a financial institution, we are under threat of loss due to cyber-attacks and technical disruptions to the computer systems and network infrastructure we use, including those we maintain with our service providers and vendors. This risk has increased in recent years, and continues to increase, as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and compromise of sensitive customer data. E-fraud occurs when cybercriminals compromise our systems and networks, or those of our service providers and vendors, and extract funds directly from customer or our accounts. The attempts to compromise sensitive customer data, such as account numbers and Social Security numbers,  present potentially significant reputational, legal and/or regulatory costs to us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security incidents, we have been subject to cyber-attacks and there can be no assurance that we will not suffer additional losses in the future.

We allow a portion of our employees to work remotely from their homes on a full-time or hybrid schedule. Technology in employees’ homes may not be as robust as in our offices and could cause the security of the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risks. These cybersecurity risks, and all those described above, include the potential for increased risk of (i) phishing, malware, and other cybersecurity attacks, (ii) vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations,(iii) unauthorized dissemination, misuse or destruction of sensitive or confidential information, (iv) our ability to restore the systems in the event of a systems failure or interruption, and (v) impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

The occurrence of any cyber-attack could result in material adverse consequences to us including damage to our reputation, financial loss, increased operation expenses, remediation costs, and the loss of customers. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties (which may not be covered by our insurance policies) or reimbursement of customers adversely affected by a security incident. Even if we do not suffer any material adverse consequences as a result of other future events, successful attacks or systems failures at the Bank or at other financial institutions could lead to a general loss of customer confidence in financial institutions including the Bank.

Our ability to mitigate the adverse consequences of occurrences is in part dependent on the quality of our information security procedures and contracts and our ability to anticipate the timing and nature of any such event that occurs. In recent years, we have incurred significant expense towards improving the reliability of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by cyber-attacks and information security incidents in the future. Methods used to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments, criminal organizations, or other well-financed entities, and may originate from less regulated and remote areas around the world. As a result, we may be unable to prevent these methods in advance of attacks, including by implementing adequate preventive measures. If such an attack does occur, we might not be able to fix it timely or adequately. We seek to engage in due diligence and monitoring to limit the risk that such an attack relates to products or services provided by others, including third party service providers and vendors.. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

Our business is susceptible to fraud.

Our business exposes us to fraud risk from loan and deposit customers, the parties we do business with, as well as from employees, contractors and vendors. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress we are at increased risk of fraud losses. We believe underwriting and operational controls are in place to prevent or detect such fraud, but we cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. Our customers’ and our exposure to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses.

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

Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. The federal banking agencies have issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. In October 2022, the SEC adopted final rules requiring national securities exchanges, including Nasdaq where we are currently listed, to establish new listing standards relating to policies for the recovery of erroneously awarded incentive-based compensation, which are often referred to as “clawback policies.” The final rules directed U.S. stock exchanges to require listed companies to implement, disclose and enforce clawback policies to recover excess incentive-based compensation that current or former executive officers received based on financial reporting measures that are later restated. In June 2023, the SEC approved the Nasdaq’s proposed clawback listing standards, which now require us and other Nasdaq-listed companies to (i) adopt and implement a compliant clawback policy; (ii) file the clawback policy as an exhibit to our annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. If, as a result of complying with these rules, we are unable to attract and retain qualified employees, or do so at rates necessary to maintain our competitive position, or if the compensation costs required to attract and retain employees become more significant, our performance, including our competitive position, could be materially adversely affected.

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

Additionally, we could be impacted by current or future negative perceptions and expectations about the prospects for the financial services industry which could worsen over time and result in downward pressure on, and continued or accelerated volatility of, bank securities.

We may also face increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As primarily a commercial bank, the Bank has an elevated degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits, and also maintains a robust CRE portfolio. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holdings companies and, in particular, regional banks like us.

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

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2024. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

As of December 31, 2024, Primis and the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2024, Primis’ leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 7.76%, 8.74%, 9.05%, and 12.53%, respectively. As of December 31, 2024, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 9.10%, 10.78%, 10.78% and 12.04%, respectively.

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

Primis and the Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FRB rules, if the Bank ceases to be a well-capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2024, we did not have any brokered certificates of deposits.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2024, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

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

During the year end December 31, 2023, management identified material weaknesses in its internal controls over financial reporting related to (i) properly assessing the accounting treatment for certain loan transfer transactions, (ii) properly assessing the accounting treatment for an agreement with a third-party to originate and manage a portfolio of consumer loans, and (iii) a process to evaluate expected credit losses on its third-party originated and managed consumer loan portfolio. Management also identified a material weakness in its internal controls over financial reporting related to (ii) above during the year ended December 31, 2022. While management believes it has put effective controls in place to remediate the previously identified material weaknesses, the controls have not been operating for a sufficient amount of time to conclude that the material weakness has been fully remediated.  If management fails to timely and effectively remediate the deficiency in its control environment for these accounting issues it could result in additional incorrect accounting application to similar transactions in the future which may have a material adverse effect on our financial condition.

Item 1B. Unresolved Staff Comments

Primis Financial Corp. does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2024.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Bank’s information security program is designed to protect sensitive, confidential, and non-public personal  information from unauthorized access, use, disclosure, alteration, or destruction, and to maintain the confidentiality, integrity, and availability of our information assets, including employee and customer non-public personal information, financial data, and internal operational information. Our Chief Information Officer (“CIO”) manages our information security strategy and development as overseen by our overarching Enterprise Risk Management (“ERM”) program.

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

The Bank’s Network Team monitors threat intelligence sources to research evolving threats, investigates the potential impact to financial services companies, examines company controls to detect and defend against those threats, and proactively adjusts company defenses against those threats. The Network Team also actively monitors the Bank’s networks and systems to detect suspicious or malicious events, and contracts with third-party consultants to perform penetration testing and routine vulnerability scans. A third-party managed security service provider supplements our efforts to provide 24 hours a day, seven days a week coverage.

We maintain policies and procedures for the safe storage, handling, and secure disposal of customer and employee information. Each employee is expected to be responsible for the security and confidentiality of customer information, and we communicate this responsibility to employees upon hiring and regularly throughout their employment. Annually, we provide employees with mandatory security awareness training. The curriculum includes the recognition and appropriate handling of potential phishing emails, which could place sensitive customer or employee information at risk. We employ a number of technical controls to mitigate the risk of phishing emails targeting employees.

As part of our information security program, we have adopted a Cyber Incident Response Plan (“Incident Response Plan”) which is administered by our CIO who closely coordinates with the Bank’s Information Technology team. The Incident Response Plan describes the Bank’s processes, procedures, and responsibilities for responding to cybersecurity incidents, and identifies those team members responsible for assessing potential security incidents, declaring an incident, and initiating a response. The Incident Response Plan outlines action steps for investigating, containing, and remediating a cybersecurity incident, and includes procedures for escalation and reporting of potentially significant cybersecurity incidents to the Bank’s Executive Management, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Risk Officer (“CRO”), and the Board of Directors. We regularly test the Incident Response Plan, including through tabletop exercises, and document lessons learned. As necessary, the Company may retain a third-party firm to assist with forensic investigation and management of cybersecurity incidents.

The Bank conducts due diligence prior to engaging third-party service providers which have access to the Bank’s networks, systems, and/or customer or employee data. Risk assessments are performed using Service Organization Controls (SOC) reports, self-attestation questionnaires, and other tools. Third-party service providers are required to comply with the Bank’s policies regarding non-public personal information and information security. Third parties processing non-public personal information are contractually required to meet legal and regulatory obligations to protect customer data against security threats or unauthorized access. After contract execution, Primis conducts ongoing monitor of third-party service providers/vendors on a risk-based approach.

We continue to optimize our business continuity and disaster recovery plans aligned to the pervasive nature of cybersecurity incidents and threats. We also increased our cyber insurance which aligned to strengthen our internal systems. While the Bank has encountered, and will continue to encounter, cyber incidents in the normal course of business, to date, the Bank has not experienced a cybersecurity incident that has materially impacted our business strategy, financial condition, or results of operation. Despite our ongoing efforts to continually strengthen our cybersecurity program, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in safeguarding our systems and information. We face risks from certain cybersecurity threats that, if realized, could reasonably be expected to materially affect our business strategy, financial condition, or results of operation. See “Item 1A. Risk Factors – Operational Risks” in this 10-K for additional information.

Cybersecurity Governance

Our Board of Directors is responsible for overseeing the Bank’s business and affairs, including risks associated with cybersecurity threats. The ERM Committee (“ERMC”) of the Board has primary responsibility for overseeing the Bank’s comprehensive ERM program, including its cybersecurity program. The ERM program assists the Executive Management in identifying, assessing, monitoring, and managing risk, including cybersecurity risk, in a rapidly changing environment. Cybersecurity matters and assessments are regularly included in both Audit Committee (“AC”) and ERMC meetings.

The Board’s oversight of cybersecurity risk is supported by our CIO. The CIO attends ERMC meetings and provides cybersecurity updates to these Board committees on a quarterly basis. Our CRO, in conjunction with our CIO, facilitates the involvement of the ERMC in oversight of potentially significant cybersecurity incidents.

The Bank’s CIO directs the Bank’s information security program and our information technology risk management. In this role, in addition to the responsibilities discussed above, the CIO manages the Bank’s information security and day-to-day cybersecurity operations and supports the information security risk oversight responsibilities of the Board and its committees. The CIO is also responsible for the Bank’s information technology governance, risk, and compliance program and ensures that high level risks receive appropriate attention. Led by our CIO, the Network Team examines risks to the Bank’s information systems and assets, designs and implements security solutions, monitors the environment, and provides responses to threats. Our CIO has worked in the financial services industry for over 20 years and held similar roles at other financial institutions including four years as a Chief Information Officer. Our CRO has over three decades of experience in risk management, and our Network Team collectively has over 19 years of experience in cybersecurity operations.

Item 2. Properties

Primis Financial Corp.’s principal office is located at 1676 International Drive, McLean, Virginia. We have an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Including these main locations, we own 32 properties and leases 20 properties, all of which are used as branch locations or for housing operational units in Maryland and Virginia. As of December 31, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland.

We believe our facilities are in good operating condition, are suitable and adequate for our operational needs and are adequately insured.

Item 3. Legal Proceedings

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of our business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of December 31, 2024.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Primis’ common stock is traded on the Nasdaq Global Market under the symbol “FRST”. There were 24,722,734 shares of our common stock outstanding at the close of business on April 15, 2025, which were held by 1,099 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $8.24.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, Primis had outstanding stock options granted under the 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Equity Compensation Plan (the “2017 Plan”), which were approved by its shareholders. The following table provides information as of December 31, 2024 regarding Primis’ equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted average	equity compensation plans
	to be issued upon exercise	exercise price of	(excluding securities reflected
	of outstanding options	outstanding options	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	35,800	$11.73	380,916
Equity compensation plans not approved by security holders	—	—	—
Total	35,800	$11.73	380,916

Issuer Purchases of Equity Securities

On December 19, 2024, the Board of Directors of the Company authorized a stock repurchase program (the “Stock Repurchase Program”) under which the Company may repurchase up to 740,600 shares of its common stock. The Stock Repurchase Program began on December 19, 2024, near the end of the previously authorized repurchase plan, and will end on December 19, 2025.

Repurchases under the Stock Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities.

The Stock Repurchase Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to the exact number of shares that will be repurchased by the Company. The Stock Repurchase Program may be suspended, modified or terminated by the Company at any time and for any reason, without prior notice.

There were no repurchases made during 2024 under the Stock Repurchase Program or previous stock repurchase programs.

Dividends

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2024. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Primis or by Primis to shareholders. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

Performance Graph

The following chart compares the cumulative total shareholder return on Primis common stock during the five years ended December 31, 2024, with the cumulative total return of the Russell 2000 Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31,

2019 in Primis common stock, the Russell 2000 Index and the NASDAQ Bank Index. The historical stock price performance for Primis common stock shown on the graph below is not necessarily indicative of future stock performance.

	2019	2020	2021	2022	2023	2024
Primis Financial Corp.	100.00	76.87	98.12	79.61	88.81	84.65
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
NASDAQ Bank Index	100.00	89.37	124.84	101.92	95.12	111.03

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2024 and 2023. Discussions of comparisons between 2023 and 2022 are not included in this Form10-K but can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on October 15, 2024.

Management’s discussion and analysis (“MD&A”) is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report.

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

In the case of off-balance-sheet credit exposures, the allowance for credit losses is a liability account, calculated in accordance with ASC 326. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of noninterest expenses.

The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. We consider a number of external economic variables in developing the allowance including the Virginia Unemployment Rate, Virginia House Price Index (“HPI”), Virginia Gross Domestic Product (“GDP”), and, National Unemployment and National Gross Domestic Product for pools of loans with borrowers outside of our local operating footprint. In determining forecasted expected losses, we use Moody’s economic variable forecasts and apply probability weights to the related economic scenarios. We also use internal factors including loan balances, credit quality, contractual life of loans, and historical loss experience. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors.

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

Goodwill

As required under U.S. GAAP, we test goodwill for impairment at least annually and more frequently if there are indications that goodwill could be impaired. Our annual goodwill impairment testing date is September 30 and accordingly, we performed testing as of September 30, 2024 of our two reporting units that include goodwill. For our assessment of goodwill as of September 30, 2024, we performed a step one quantitative assessment to determine if the fair value of the Primis Bank and the Primis Mortgage reporting units were less than their carrying amount. As part of the testing, we engaged an independent valuation firm to quantitatively estimate the fair value of each reporting unit so that it could be compared to the carrying value in assisting us in determining if impairment existed.

Our assessment of the reporting units includes the use of three or four approaches, each receiving various weightings to determine an ultimate fair value estimate: (1) the comparable transactions method that is based on comparison to pricing ratios recently paid in the sale or merger of comparable institutions; (2) the control premium approach that is based on the Company’s trading price, adjusted for holding company assets and an industry based control premium; (3) the public market peers control premium approach that is based on market pricing ratios of similar public companies adjusted for an industry based control premium, and (4) a discounted cash flow method (an income method), taking into consideration expectations of our growth and profitability going forward. The assessment included use of various assumptions and inputs into the modeling approaches, including creating a baseline and conservative scenarios that stressed certain assumptions such as projected cash flows and the discount rate.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment testing as of September 30, 2024 will prove to be an accurate prediction of the future. Changes in assumptions, market data (for market-based assessments), or the discount rate (for income based assessments) could produce different results that lead to higher or lower fair value determinations compared to the results of our annual impairment testing performed as of September 30, 2024. Further, because the use of inputs and assumptions are highly judgmental an analysis performed to assess the fair value of our reporting units by others may results in higher, lower, or the same fair value determination and goodwill impairment decision through the use of their judgment in application of similar inputs and assumptions as we used.  As a result of our testing, we determined that the estimated fair value of both reporting units was higher than their respective carrying values, resulting in no goodwill impairment as of September 30, 2024.

Because of the decision made subsequent to September 30, 2024 to sell a majority of the Consumer Program loan portfolio, we performed a qualitative assessment as of December 31, 2024 to determine if this change to the business resulted in a change in the estimated fair value of the Primis Bank reporting unit. Based on our qualitative assessment, which included updating discounted cash flow analyses to consider the projected run-off of income from the Consumer Program, Primis determined that it was not more likely than not that the fair value of the Primis Bank reporting unit was less than its carrying value as of December 31, 2024.

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

Under U.S. GAAP, agreements with multiple counterparties, such as the customer and TPOS, are generally required to be accounted for separately even if the agreements are highly interrelated.  As a result, we account for the Consumer Program as multiple units of account with the following impacts:

●	The loans are accounted for as one unit of account under U.S. GAAP including revenue recognition and inclusion in our CECL allowance methodology.
o	No interest income is recognized on promotional loans until the expiration of the promotional period. If the customer doesn’t pay off the loan prior to that expiration, deferred interest from the beginning of the loan becomes the obligation of the customer and is billed straight-line over the remaining life of the loan. We recognize the accumulated deferred interest at the time of expiration discounted for the time value of money with the discount amortized over the remaining life of the loan.
●	The agreement that governs the Performance Fee and interest reimbursement from the TPOS is a separate unit of account and meets the definition of a derivative under U.S. GAAP and is accounted for at fair value in our financial statements. The primary drivers of the derivative value include estimated prepayment activity on promotional loans that would trigger reimbursement from the TPOS to us and estimated excess yield above projected credit losses that would lead to performance fee payments from us to the TPOS. The credit risk of the third-party and discount rates used in the calculation also impact the value of the derivative. Changes in the fair value of the derivative are recorded as gains or losses in noninterest income. Additional details on the inputs to the derivative value can be found in Item 8. Financial Statements and Supplementary Data, Note 4 – Derivatives, in this Form 10-K.
●	Noninterest income each period includes actual amounts received during the period for interest reimbursement and amounts paid by the TPOS under the limited credit enhancement described above.
●	Noninterest expense each period includes actual amounts paid during the period for performance fees and servicing fees as defined in our agreement with the TPOS.

We had $152.1 million and $199.3 million of loans outstanding in the Consumer Program, or 5% and 6% of our total gross loan portfolio, as of December 31, 2024 and 2023, respectively. As of December 31, 2024, $113.2 million is included in loans held for sale at lower of cost or market as a result of our decision to pursue a sale of that portion of the portfolio. As of December 31, 2024 and 2023, $38.9 million and $199.3 million are included in loans held for investment.  As of December 31, 2024, 22% of the principal balance of loans were in a promotional period requiring no payment of interest on their loans with 86% of these promotional loan periods ending during 2025.

During 2024, the TPOS requested the ability to finance its requirement to reimburse us for interest when a promotional loan pays off prior to the end of the promotional period as a result of the large volume of loans expected to end their promotional period in the second half of 2024 and first half of 2025. We agreed to provide financing in the form of a collateral secured term loan (the “TPOS Loan”) that was underwritten in accordance with our customary lending and underwriting policies. The loan allows for a maximum borrowing capacity of $10 million, but any borrowing above $5 million requires the TPOS to provide documentation of additional capital infusion since the original loan underwriting and approval. The TPOS Loan requires quarterly interest payments that may be capitalized to the principal of the note and the principal is due at the note maturity date of September 30, 2030. As of December 31, 2024, the balance of the note is  $2.7 million.

In the fourth quarter of 2024, we made the decision to cease originating new loans under the Consumer Program effective January 31, 2025 and moved a large portion of the portfolio, with an amortized cost of $133.2 million, to loans held for sale and marked them to fair market value. The adjustment to fair market value resulted in additional provision expense and charge-offs of $20.0 million in the fourth quarter of 2024. The remaining portion of the portfolio still classified as held for investment of approximately $38.9 million as of December 31, 2024 has an associated allowance for credit losses of $16.3 million and is expected to run off substantially in 2025.

As noted, we moved a large portion of the Consumer Portfolio to held for sale as of December 31, 2024, which included a $20 million adjustment to reflect it at the lower of cost or market. The charge was taken against our allowance for credit losses in accordance with applicable regulatory guidance. The basis for determining the market price of our portfolio of loans to be held for sale included third-party bid pricing on the portfolio as a result of a marketing effort in December 2024. We received a range of bid prices based on limited diligence having been performed as of December 31, 2024, by potential third-party buyers. Following the marketing and bid process, we entered into a non-binding agreement with one of the third-parties to agree to sell the portfolio at their bid price that was contingent on the party performing additional diligence. A sales contract with final terms and pricing if the party decides to purchase the loans would be prepared and executed after completion of diligence. We determined the fair value for the portfolio as of December 31, 2024 based on a combination of the purchase price indicated in the non-binding agreement and the other bids received in the marketing process. The non-binding price was not relied upon exclusively, although weighted more heavily in our analysis, because it was non-binding and the ultimate price the party is willing to pay could change after their diligence so we considered the other bids received in our analysis to form a more comprehensive determination of fair value on the portfolio.

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of December 31, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH is a consolidated subsidiary of Primis and owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

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

FINANCIAL HIGHLIGHTS

Income Statement

●	Net loss attributable to common shareholders for the year ended December 31, 2024 totaled $16.2 million, or $0.66 loss per basic and per diluted share, compared to net loss of $7.8 million, or $0.32 loss per basic and diluted share for the year ended December 31, 2023.
●	Net interest income increased $5.5 million, or 5.6% to $104.2 million for the year ended December 31, 2024, compared to $98.7 million for the year ended December 31, 2023.
●	Net interest margin increased to 2.86% for the year ended December 31, 2024, compared to 2.68% for the year ended December 31, 2023.
●	Yield on loans held for investment increased to 6.02% during the year ended December 31, 2024 compared to 5.44% during the year ended December 31, 2023. Cost of deposits increased to 2.91% for the year ended December 31, 2024, compared to 2.49% for the year ended December 31, 2023.
●	Provision for credit losses were $50.6 million for the year ended December 31, 2024, compared to $32.5 million for the year ended December 31, 2023. The provision in both years was driven by the Consumer Program portfolio that had provisions of $40.0 million and $29.4 million during the years ended December 31, 2024 and 2023, respectively. In 2024, $20.0 million of the provision related to the write-down of the portion of the Consumer Program portfolio being transferred to held for sale.
●	We realized a $4.7 million gain on the sale of the LPF loan portfolio, which is recorded in noninterest income.

Balance Sheet

●	Total assets as of December 31, 2024 were $3.7 billion, a decrease of 4.3% compared to December 31, 2023.
●	Total loans held for investment, as of December 31, 2024, were $2.9 billion, a decrease of $332.0 million, or 10.3%, from December 31, 2023.
●	Loans held for sale as of December 31, 2024 included $163.8 million held at the lower of cost or market that comprised LPF loans under contract to be sold in January 2025 and Consumer Program loans being marketed for sale.
●	Total deposits were $3.2 billion at December 31, 2024, a decrease of 3.0% compared to December 31, 2023.
●	Non-interest bearing demand deposits decreased to $438.9 million, or 13.8% of total deposits, as of December 31, 2024, compared to 14.5% of total deposits as of December 31, 2023. Time deposits also decreased to 10.7% of total deposits as of December 31, 2024 compared to 13.6% of total deposits as of December 31, 2023.
●	The ratio of gross loans (excluding loans held for sale) to deposits declined to 91.1% as of December 31, 2024, from 98.4% as of December 31, 2023.
●	We sold $392.4 million of principal balance of LPF loans to a third party and transferred $133.2 million of Consumer Program loans to held for sale due to our marketing efforts to sell the loans.
●	We started a mortgage warehousing line of business which had $63.8 million of principal outstanding as of December 31, 2024, which was yielding an average of Secured Overnight Financing Rate (“SOFR”) plus 340 basis points.
●	Allowance for credit losses to total loans was 1.86% at December 31, 2024, compared to 1.62% at December 31, 2023. Excluding the allowance on the Consumer Program loan portfolio the allowance to total loans was 1.29% as of December 31, 2024.
●	Asset quality declined slightly from year end with nonperforming assets as a percent of total assets (excluding SBA guarantees) at 0.29% as of December 31, 2024 compared to 0.20% as of December 31, 2023.
●	Book value per share of $14.23 as of December 31, 2024, representing a decrease of $1.00 from December 31, 2023, driven by net losses and payment of common stock dividends during the year ended December 31, 2024.

RESULTS OF OPERATIONS

Net Loss

Net loss attributable to common shareholders for the year ended December 31, 2024 was $16.2 million, or $0.66 loss per basic and diluted share, compared to net loss of $7.8 million, or $0.32 loss per basic and diluted share for the year ended December 31, 2023. The results reflect an increase in net interest income of $5.5 million and noncontrolling interests of $6.2 million, offset by higher credit loss provisions of $18.1 million, a decline of $2.1 million in noninterest income and an increase in noninterest expense of $3.0 million. Net interest income increases were driven by higher yields on loans outpacing higher costs on deposits and the increase in noncontrolling interests were related to losses attributable to other stockholders of an entity that we are required to consolidated under U.S. GAAP in which we own approximately 19%. Noninterest income declines were driven by lower Consumer Program derivative income, partially offset by higher mortgage banking income and a gain on sale of a majority of our LPF loan portfolio. Noninterest expense increases were related primarily to higher salaries and benefits and professional fees compared to 2023, offset by no goodwill impairment in the current year. Additional details of the net loss will be discussed in the remaining sections of this Results of Operations section.

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

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Year Ended
	December 31, 2024			December 31, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$85,485	$5,571	6.52%	$44,643	$2,806	6.29%
Loans, net of deferred fees (1) (2)	3,231,206	194,369	6.02%	3,126,717	169,982	5.44%
Investment securities	245,323	7,213	2.94%	237,452	6,373	2.68%
Other earning assets	82,757	3,816	4.61%	281,052	13,457	4.79%
Total earning assets	3,644,771	210,969	5.79%	3,689,864	192,618	5.22%
Allowance for credit losses	(50,530)			(35,382)
Total non-earning assets	293,074			296,647
Total assets	$3,887,315			$3,951,129

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$772,099	$18,695	2.42%	$784,680	$15,404	1.96%
Money market accounts	829,331	26,923	3.25%	831,196	23,717	2.85%
Savings accounts	825,129	33,462	4.06%	777,143	29,774	3.83%
Time deposits	421,058	16,582	3.94%	474,178	14,795	3.12%
Total interest-bearing deposits	2,847,617	95,662	3.36%	2,867,197	83,690	2.92%
Borrowings	169,912	11,085	6.52%	159,442	10,217	6.41%
Total interest-bearing liabilities	3,017,529	106,747	3.54%	3,026,639	93,907	3.10%
Noninterest-bearing liabilities:
Demand deposits	441,520			495,107
Other liabilities	36,422			35,494
Total liabilities	3,495,471			3,557,240
Primis common stockholders' equity	373,613			393,302
Noncontrolling interest	18,231			587
Total stockholders' equity	391,844			393,889
Total liabilities and stockholders' equity	$3,887,315			$3,951,129
Net interest income		$104,222			$98,711
Interest rate spread			2.25%			2.12%
Net interest margin			2.86%			2.68%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $104.2 million for the year ended December 31, 2024, compared to $98.7 million for the year ended December 31, 2023. Our net interest margin for the year ended December 31, 2024 was 2.86%, compared to 2.68% for the year ended December 31, 2023. Our interest margin increased by 18 basis points as a result of yields on interest earning assets outpacing rates on interest bearing liabilities by 13 basis points along with average earning assets and liabilities both decreasing. This resulted in a $5.5 million increase in net interest income driven by a $27.2 million increase in interest income on loans in the current year compared to last year, partially offset by $12.0 million more interest costs on deposits and $9.6 million less income on other earning assets. Higher lending rates fueled by an increase in benchmark rates and the redeployment of excess cash into higher yielding assets drove interest income. Increase in loan interest income was driven by consumer, commercial, and commercial real estate loan income.  The cost of interest bearing liabilities increased primarily due to increases in rates on all interest-bearing liabilities as a result of benchmark interest rates being higher during 2024 when compared to 2023, partially offset by a slight decrease in average interest-bearing liabilities during 2024. The interest on other earning assets declined alongside a decline in average other interest bearing assets as a result of our decision to sweep excess cash off balance sheet beginning at the end of second quarter of 2023. We had raised approximately $1.0 billion in interest bearing deposits in our digital platform during the first six months of 2023 and that amount earned interest for half of the year in 2023, but a significant portion of that cash was swept off of our balance sheet during the second half of 2023. During the year ended December 31, 2024, that cash was redeployed to other earning assets such as investment securities and loans.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended
	December 31, 2024 vs. 2023
	Increase (Decrease)
	Due to Change in:
			Net
	Volume	Rate	Change

	(in thousands)
Interest-earning assets:
Loans held for sale	$2,662	$103	$2,765
Loans, net of deferred fees	5,825	18,562	24,387
Investment securities	246	594	840
Other earning assets	(9,161)	(480)	(9,641)

Total interest-earning assets	(428)	18,779	18,351

Interest-bearing liabilities:
NOW and other demand accounts	(243)	3,534	3,291
Money market accounts	(53)	3,259	3,206
Savings accounts	1,894	1,794	3,688
Time deposits	(1,333)	3,120	1,787
Total interest-bearing deposits	265	11,707	11,972
Borrowings	680	188	868
Total interest-bearing liabilities	945	11,895	12,840

Change in net interest income	$(1,373)	$6,884	$5,511

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

The Company recorded a provision for credit losses of $50.6 million and $32.5 million for the years ended December 31, 2024 and 2023, respectively. The provision included amounts calculated in our normal reserve process for the Consumer Program loans which totaled $40.0 million and $29.4 million during the year ended December 31, 2024 and 2023, respectively. We had charge-offs totaling $51.0 million and $16.7 million during the year ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, $47.6 million and $8.8 million of charge-offs were related to the Consumer Program, respectively. There were recoveries totaling $1.9 million and $1.8 million during year ended December 31, 2024 and 2023, respectively.

Our provision for credit losses during 2024 and 2023 was driven by provisions related to the Consumer Program loan portfolio. Our provision for credit losses related to the Consumer Program loan portfolio were primarily driven by charge-offs centered around loans originated from the third quarter of 2022 through the first quarter of 2023. Losses on these vintages in 2024 and 2023 were $16.9 million and $7.0 million, respectively, or 61% and 79%, respectively, of total losses on the Consumer Program loan portfolio in 2024 and 2023.

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the categories of noninterest income for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2024	2023	Change
Account maintenance and deposit service fees	$5,784	$5,733	$51
Income from bank-owned life insurance	2,410	2,021	389
Mortgage banking income	23,919	17,645	6,274
Gain on other investments	408	184	224
Gain on sale of Life Premium Finance portfolio, net of broker fees	4,723	—	4,723
Consumer Program income	4,320	18,120	(13,800)
Other noninterest income	1,576	1,547	29
Total noninterest income	$43,140	$45,250	$(2,110)

Noninterest income decreased 4.7% to $43.1 million for the year ended December 31, 2024, compared to $45.3 million for the year ended December 31, 2023. The decrease in noninterest income was primarily related to $13.8 million in lower income on the Consumer Program derivative. This decrease was partially offset by $6.3 million of higher mortgage banking income and a $4.7 million gain on sale of our LPF portfolio. The Consumer Program derivative income declined primarily due to fair value loss adjustments on the derivative asset of $6.3 million during the year ended December 31, 2024 compared to fair value gains of $11.3 million during the year months ended December 31, 2023. The derivative asset and related gains or losses are driven by anticipated cash payments due to us from the third-party when borrowers prepay their loans in a no-interest promotional period. During the year ended 2023, the value of the derivative and related gains were primarily driven by $52.3 million of loans with a no-interest promotional period originated in the last quarter of 2022 and the first nine months of 2023 with a total of $89.4 million of loans within their promo period as of December 31, 2023. Comparatively, during the year ended 2024 a nominal amount of no-interest promotional loans were originated and $50.5 million ended their promo period, with $38.9 million of promo loans as of December 31, 2024. Offsetting the fair value loss adjustments during the year ended December 31, 2024 and adding to the gains in 2023 was $10.6 million and $6.8 million, respectively, of realized gains as a result of borrowers paying off their promotional period loans before the end of the promotional period which triggers payment from the derivative counterparty of the interest accrued during the promotional period, along with other income due to us under the agreement.

The $6.3 million increase in mortgage banking income partially offset the total decline in noninterest income and was a result of the continued growth of the mortgage business in 2024 compared to 2023. During the year ended December 31, 2024 our mortgage banking income was driven by $15.8 million of sale gains compared to $8.0 million during the year ended December 31, 2023 as a result of higher sales volumes. The increase in gains on sale were partially offset with higher sales costs due to the higher volume.

Also partially offsetting the decrease in noninterest income was the pre-tax gain of $4.7 million, net of broker fees, from the sale of a majority of the LPF lending division loans in the fourth quarter of 2024.

Noninterest Expense

The following table present the major categories of noninterest expense for the years ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2024	2023	Change
Salaries and benefits	$66,615	$58,765	$7,850
Occupancy expenses	5,415	6,239	(824)
Furniture and equipment expenses	7,327	6,381	946
Amortization of core deposit intangible	1,265	1,269	(4)
Virginia franchise tax expense	2,525	3,395	(870)
FDIC insurance assessment	2,549	2,929	(380)
Data processing expense	10,564	9,545	1,019
Marketing expense	1,906	1,819	87
Telephone and communication expense	1,312	1,507	(195)
(Gain) loss on bank premises and equipment and assets held for sale	(463)	476	(939)
Professional fees	10,384	4,641	5,743
Goodwill impairment	—	11,150	(11,150)
Fraud losses	2,039	3,311	(1,272)
Miscellaneous lending expenses	3,280	3,006	274
Other operating expenses	10,926	8,167	2,759
Total noninterest expenses	$125,644	$122,600	$3,044

Noninterest expenses were $125.6 million during the year ended December 31, 2024, compared to $122.6 million during the year ended December 31, 2023. The 2.5% increase in noninterest expenses was primarily attributable to higher salaries and benefits expense, professional fees, data processing costs, and other operating expenses in 2024, partially offset by the goodwill impairment and higher fraud losses recognized during the year ended December 31, 2023. The higher salaries and benefits expense was driven by growth in the mortgage line of business and higher overall benefits costs for our entire workforce. The increase in professional fees was related to expenses in connection with the SEC pre-clearance and restatement process. Data processing expenses increased primarily as a result of higher transaction volume. The other operating expenses increased primarily due to PFH operating expenses as a result of a full year of PFH operations compared to having just commenced operations at the end of 2023. These expenses are included as a result of the requirement to consolidate PFH under U.S. GAAP accounting rules, but the portion of these losses attributable to other stockholders is added back to our results to arrive at net income to Primis common shareholders.

The increase in noninterest expenses was partially offset by $11.2 million of goodwill impairment recognized in the third quarter of 2023. We had fraud losses during the year ended December 31, 2023 primarily related to a substantial increase in deposit account fraud, which was also seen across the industry during that time. Our fraud losses in 2024 were primarily due to losses in the Consumer Program loan portfolio. Other notable declines in expenses were seen in occupancy expenses, Virginia franchise tax, and gain (loss) on bank premises and equipment and assets held for sale. The Virginia franchise tax and FDIC insurance costs were a result of a decline in average deposits and capital in the current year compared to the prior year. The occupancy expense decline is primarily related to a decline in branch operating costs in 2024 as a result of our restructuring in 2023 that resulted in eight branch consolidations in the fourth quarter of 2023. Noninterest expense increases were also offset by gains on sales of premises and equipment in 2024 while in 2023 we incurred more losses due to disposal of assets and write-down of property to be sold as part of the branch consolidations.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023	Change

Total cash and cash equivalents	$64,505	$77,553	$(13,048)
Securities available-for-sale	235,903	228,420	7,483
Securities held-to-maturity	9,448	11,650	(2,202)
Loans held for sale, at fair value	83,276	57,691	25,585
Loans held for sale, at lower of cost or market	163,832	—	163,832
Net loans	2,833,723	3,167,205	(333,482)
Other assets	299,428	314,027	(14,599)
Total assets	$3,690,115	$3,856,546	$(166,431)

Total deposits	$3,171,035	$3,270,155	$(99,120)
Borrowings	116,991	149,032	(32,041)
Other liabilities	37,107	39,766	(2,659)
Total liabilities	3,325,133	3,458,953	(133,820)
Total equity	364,982	397,593	(32,611)
Total liabilities and equity	$3,690,115	$3,856,546	$(166,431)

Loans

Gross loans held for investment were $2.9 billion and $3.2 billion as of December 31, 2024 and 2023, respectively. Loans held for sale were $247.1 million and $57.7 million as of December 31, 2024 and 2023, respectively. Loans held for sale at fair value are loans originated by PMC which are held at fair value under a fair value option election. Loans held for sale at the lower of cost or market comprise LPF loans to be sold to EverBank by January 31, 2025 and Consumer Program loans that are currently being marketed for sale.

As disclosed in “Note 1  - Organization and Significant Accounting Policies” in Item 8. in this Form 10-K, we entered into an agreement to sell LPF loans and $50.7 million of loans to be sold under this agreement that were already funded as of December 31, 2024 have been reclassified to loans held for sale, at lower of cost or market as of December 31, 2024. The Company also made the decision as of December 31, 2024 to sell a majority of its Consumer Program loans. $133.2 million of these loans were transferred to held for sale as of December 31, 2024 and were marked-to-market based on third party bid prices received in its initial marketing efforts for the portfolio, resulting in a $20.0 million write-down through the allowance for credit losses in accordance with regulatory guidance.

As of December 31, 2024 and 2023, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations. Our gross loans held for investment declined by 10% in 2024, which was driven by a decline in Consumer loans primarily due to approximately $299.2 million of sales of LPF loans. The decline in Consumer loans was also driven by the transfer of $133.2 million of the Consumer Program loans into “Loans held for sale, at lower of cost or market” as of December 31, 2024 as a result of our decision to market the loans for sale. There was also a decline in the construction and land development loans due to a combination of paydowns and conversion to permanent financing. The declines were partially offset by growth in multi-family residential and non-owner and owner occupied commercial real estate. The majority of this growth was concentrated in loan growth in the Panacea division with loans that are diversified geographically and are spread across the nation.

The composition of our loans held for investment portfolio consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$475,898	16.5%	$455,397	14.1%
Commercial real estate - non-owner occupied	610,482	21.1%	578,600	18.0%
Secured by farmland	3,711	0.1%	5,044	0.2%
Construction and land development	101,243	3.5%	164,742	5.1%
Residential 1-4 family	588,859	20.4%	606,226	18.8%
Multi- family residential	158,426	5.4%	127,857	4.0%
Home equity lines of credit	62,954	2.2%	59,670	1.9%
Total real estate loans	2,001,573	69.2%	1,997,536	62.0%

Commercial loans	608,595	21.1%	602,623	18.7%
Paycheck protection program loans	1,927	0.1%	2,023	0.1%
Consumer loans	270,063	9.4%	611,583	19.0%
Total Non-PCD loans	2,882,158	99.8%	3,213,765	99.8%
PCD loans	5,289	0.2%	5,649	0.2%
Total loans	$2,887,447	100.0%	$3,219,414	100.0%

The following table sets forth the contractual maturity ranges of our loan portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2024 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$32,917	$81,757	$23,087	$152,937	$131,855	$1,687	$51,658	$475,898
Commercial real estate - non-owner occupied	89,229	163,028	34,895	80,354	81,319	9,498	152,159	610,482
Secured by farmland	904	811	75	—	740	—	1,181	3,711
Construction and land development	50,184	1,910	26,777	6,359	15,982	—	31	101,243
Residential 1-4 family	7,106	51,767	17,197	23,683	50,297	67,595	371,214	588,859
Multi- family residential	16,708	89,427	14,138	—	13,978	—	24,175	158,426
Home equity lines of credit	4,508	3,223	6,547	43	2,845	21	45,767	62,954
Total real estate loans	201,556	391,923	122,716	263,376	297,016	78,801	646,185	2,001,573
Commercial loans	129,935	90,663	84,371	264,697	35,243	1,069	2,617	608,595
Paycheck protection program loans	884	870	—	173	—	—	—	1,927
Consumer loans	4,483	134,605	53,651	68,435	6,915	1,969	5	270,063
Total Non-PCD loans	336,858	618,061	260,738	596,681	339,174	81,839	648,807	2,882,158
PCD loans	1,244	2,503	26	—	1,130	386	—	5,289
Total loans	$338,102	$620,564	$260,764	$596,681	$340,304	$82,225	$648,807	$2,887,447

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of December 31, 2024, which is only originated at fixed rates (in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Consumer Program Loans, held for sale, at lower of cost or market (1)	$937	$66,738	$41,373	$24,115	$133,163
Consumer Program Loans, held for investment	75	17,537	6,937	14,417	38,966
Total Consumer Program Loans	$1,012	$84,275	$48,310	$38,532	$172,129
(1)	Amounts exclude $20.0 million of fair market value adjustments related to our transfer of the portfolio to held for sale as of December 31, 2024.

As of December 31, 2024, we had $38.9 million of Consumer Program loans in a promotional period where interest is being deferred and will not be recognized by us until and if they exit the promotional period and the loan begins to amortize. Of this total, $0.7 million is included in held for investment and 64% end their promo period in 2025 while the remaining will end their promo period in 2026. The remaining $38.2 million of promo loans as of December 31, 2024 are included in held for sale and 87% of these end their promo period in 2025 and the remaining end in 2026.

During the year ended December 31, 2024, $31.1 million of loans ended their no interest promo period and began to amortize and $10.1 million of these loans charged-off during the year after beginning to amortize.

Asset Quality; Past Due Loans and Nonperforming Assets

The following table presents a comparison of nonperforming assets as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Nonaccrual loans	$15,026	$9,095
Loans past due 90 days and accruing interest	1,713	1,714
Total nonperforming assets	16,739	10,809

SBA guaranteed amounts included in nonperforming loans	$5,921	$3,115

Allowance for credit losses to total loans	1.86%	1.62%
Allowance for credit losses to nonaccrual loans	357.53%	574.06%
Allowance for credit losses to nonperforming loans	320.94%	483.04%
Nonaccrual to total loans	0.52%	0.28%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.29%	0.20%

Nonperforming assets increased as of December 31, 2024 compared to December 31, 2023, driven by an increase in nonaccrual loans of $5.9 million to $15.0 million. The increase was driven primarily by two commercial real estate loans totaling $4.2 million and one commercial loan totaling $0.7 million added to nonaccrual during the year. All of these additions during the year are secured by collateral and portions of the nonperforming asset balances at year end have partial SBA guarantees of $2.9 million.

We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as internally rated as substandard loans less total nonperforming assets noted above. As of December 31, 2024, our potential problem loans totaled $54.9 million. As of December 31, 2024, our total substandard loans were $71.5 million, compared to $17.2 million as of December 31, 2023. Loans rated internally as special mention loans, which is one internal credit rating higher than substandard, totaled $30.3 million as of December 31, 2024 and $14.9 million as of December 31, 2023. Increase in substandard loans was driven primarily due to four relationships totaling $54.9 million and the increase in special mention loans was related to $20 million of downgrades in 2024.

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

We originate a portion of our consumer loans (the Consumer Program) using a third party that sources and subsequently manages the portfolio of loans. As of December 31, 2024, we had a book balance outstanding of $152.1 million which is comprised of $38.9 million in held for investment and $113.2 million of held for sale. These loans are accounted for similar to our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on the held for investment loans balance of $38.9 million was $16.3 million as of December 31, 2024 and represented 30% of our total allowance for credit losses. Net charge-offs on this portfolio were $46.0 during the year ended December 31, 2024, and represented approximately 94% of net charge-offs recorded during the year.

The Company tightened its origination criteria in regard to this portfolio in April of 2023 and from that point forward we generally originated loans to consumer borrowers being managed by the third party with FICO scores over 720, whereas prior periods loan production included approximately 40% of loans to borrowers with weaker credit scores. This older vintage lower credit score portion of the portfolio has driven the uptick in related charge-offs during 2023 and 2024 and necessitated the update of the Company’s expected loss rates on this portfolio for purposes of determining the allowance for credit losses as of December 31, 2024 and 2023. Additionally, we experienced continued elevated levels of charge-offs in the first quarter of 2025 concentrated in these older vintages and as a result we incorporated this credit loss experience into our reserve process on these loans for the year ended December 31, 2024.  The combination of the updated loss rates along with elevated charge-offs in 2024 and the first three months of 2025 has been a driver in the increase of the allowance during the year ended December 31, 2024 on the portfolio as a percentage of the portfolio balance. The newer production represented approximately 50% of the held for investment portfolio as of December 31, 2024 and is expected to improve the quality mix of the portfolio and result in lower realized net charge-offs and provisions for credit losses in future periods.

Loan Review

Our loan review program is administrated by the Chief Risk Officer and the Loan Review Manager who reports the results directly to the Audit Committee of the Board of Directors. Our 2024 loan review program (the “Program”) was approved by the Audit Committee on January 25, 2024. The Program’s annual goal is to have an overall review penetration rate of 45.0% - 50.0% of the commercial loan portfolio outstanding as of December 31, 2024. The Program incorporates a robust risk-based approach review of the Bank’s loan portfolio that will include the loan origination process and targeted portfolio and full-scope loan reviews. The Program’s review goal remains well within regulatory standards and industry best practices. In accordance with Credit Policy, the Bank’s Program will utilize and incorporate both internal and third-party external resources in a complementary fashion to achieve the objectives of the Program.

In 2024, the loan review program resulted in reviews on commercial loan balances totaling $955.0 million or 49.6% of the commercial loan portfolio outstanding as of December 31, 2024. The loan reviews included 45.0% performed by our internal loan review function and 55.0% by an independent third party consultant. The loan review program also reviewed $90.5 million in unfunded commitments.

Allowance for Credit Losses

We are focused on the asset quality of our loan portfolio, both before and after a loan is made. We have established underwriting standards that we believe are effective in maintaining high credit quality in our loan portfolio. We have experienced loan officers who take personal responsibility for the loans they originate, a skilled underwriting team and highly qualified credit officers that review each loan application carefully. We have designed a credit matrix, which requires dual authority to approve any credit over $5.0 million. We have a specialty Executive Credit Officer with extensive industry experience in medical practice financing with authority up to $7.5 million and joint authority with the Chief Credit Officer up to $10.0 million. All credit exposures over $10.0 million are reviewed and approved by Executive Loan Committee consisting of all named Credit Officers with concurrence from the Chief Executive Officer on any credit in excess of $25.0 million. Loans in excess of 60% of the Bank’s legal lending limit are approved by the full Board of Directors or two outside directors.

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

The following table sets forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated (in thousands):

	As of December 31,
	2024		2023
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Credit	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$5,899	16.5%	$4,255	14.1%
Commercial real estate - non-owner occupied	6,966	21.1%	5,822	18.0%
Secured by farmland	20	0.1%	31	0.2%
Construction and land development	1,203	3.5%	1,129	5.1%
Residential 1-4 family	6,819	20.4%	4,938	18.8%
Multi- family residential	1,620	5.4%	1,590	4.0%
Home equity lines of credit	533	2.2%	364	1.9%
Commercial loans	10,794	21.1%	6,320	18.7%
Paycheck Protection Program loans	—	0.1%	—	0.1%
Consumer loans	19,625	9.4%	26,088	19.0%
PCD loans	245	0.2%	1,672	0.2%
Total	53,724	100.0%	52,209	100.0%

The following table presents an analysis of the allowance for credit losses for the periods indicated (in thousands):

	For the Years Ended December 31,
	2024	2023
Balance, beginning of period	$52,209	$34,544
Provision charged to operations:
Total provisions	50,621	32,540
Recoveries credited to allowance:
Commercial real estate - owner occupied	31	—
Commercial real estate - non-owner occupied	—	110
Construction and land development	—	112
Residential 1-4 family	2	164
Home equity lines of credit	3	5
Commercial loans	20	948
Consumer loans	1,873	480
Total recoveries	1,929	1,819
Loans charged off:
Commercial real estate - non-owner occupied	—	1,170
Construction and land development	—	2
Residential 1-4 family	8	770
Home equity lines of credit	9	32
Commercial loans	926	2,854
Consumer loans	50,092	11,866
Total loans charged-off	51,035	16,694
Net charge-offs	49,106	14,875
Balance, end of period	$53,724	$52,209

Net charge-offs to average loans, net of unearned income	1.48%	0.45%

The total allowance for credit losses increased by $1.5 million to $53.7 million as of December 31, 2024, compared to $52.2 million as of December 31, 2023. This increase was primarily driven by a continued elevated provision related to the Consumer Program loans, and to a lesser extent due to increases in allowance provisions for commercial real estate, residential 1-4 family, and commercial loans. The increases in the allowance was mostly offset by charge-offs in the Consumer Program loan portfolio. The Consumer Program loans had allowance provisions of $40.0 million during the year ended December 31, 2024, accounting for 79% of the total credit loss provisions for the ended December 31, 2024. Offsetting the increases in these provisions were $46.0 million of net charge-offs of the Consumer Program loans, which included $20.0 million related to the decision to move a majority of the portfolio to held for sale as of December 31, 2024. Increases in the allowance were also a result of increased allowance provisions for commercial real estate loans due primarily to growth in the portfolio balances and changes in expected macroeconomic factors, increase in allowance for residential 1-4 family due to changes in prepayment and curtailment rates and expected macroeconomic factors impacting the portfolio, and an increase in allowance for commercial loans primarily driven by one relationship that was downgraded and specific reserves applied to the loans in conjunction with the downgrade.

We believe that the allowance for credit losses as of December 31, 2024 is sufficient to absorb future expected credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for credit losses in future periods if the results of their reviews warrant additions to the allowance for credit losses.

Net charge-offs were $49.1 million for the year ended December 31, 2024, up from $14.9 million for the year ended December 31, 2023. Included in net charge-offs is $46.0 million and $8.4 million for the years ended December 31, 2024 and 2023, respectively, related to the Consumer Program loan portfolio. Excluding these Consumer Program charge-offs we had a decrease in charge-offs from the prior year of $3.4 million.

As discussed previously, the increase in charge-offs on the Consumer Program loan portfolio have been driven by losses concentrated in loans originated between the third quarter of 2022 and the first quarter of 2023. Charge-offs from these vintages in 2024 were 61% of the total gross loan charge-offs, before the $20.0 million of charge-offs related to the transfer of Consumer Program loans to held for sale. During the year ended December 31, 2023 the charge-offs of Consumer Program loans in these vintages was 79% of total gross loan charge-offs. As of December 31, 2024, the amount of loans from these vintages in the held for investment loan portfolio was $19.1 million, or approximately 50% of the total $38.9 million held for investment balance. The TPOS provides limited credit enhancement through certain direct payments and the release of funds from a reserve account. These amounts are recognized in our results of operations in the period in which they become available to us. During 2024, we recognized $3.0 million in our results of operations related to this credit enhancement. See additional discussion of the credit enhancement in “Critical Accounting Estimates and Policies” in this MD&A.

Investment Securities

Our investment securities portfolio provides us with required liquidity and collateral to pledge to secure public deposits, certain other deposits, advances from the FHLB of Atlanta, and repurchase agreements.

Our investment securities portfolio is managed by our Chief Financial Officer, who has significant experience in this area, with the concurrence of our Asset/Liability Committee. In addition to our Chief Financial Officer (who is the chairman of the Asset/Liability Committee) this committee is comprised of outside directors and other senior officers of the Bank, including but not limited to our Chief Executive Officer. Investment management is performed in accordance with our investment policy, which is approved annually by the Board of Directors. Our investment policy authorizes us to invest in:

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

We classify our investment securities as either held-to-maturity (“HTM”) or available-for-sale (“AFS”). Debt investment securities that Primis has the positive intent and ability to hold to maturity are classified as HTM and carried at amortized cost. Investment securities classified as AFS are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities AFS are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Our portfolio of AFS securities currently contains a material amount of unrealized mark-to-market adjustments due to increases in market interest rates since the original purchase of many of these securities. We intend to hold these securities until maturity or recovery of the value and do not anticipate realizing any losses on the investments.

Investment securities, AFS and HTM, totaled $245.4 million as of December 31, 2024, an increase of 2.2% from $240.1 million as of December 31, 2023, primarily due to purchases of available-for-sale securities of $43.1 million, offset by paydowns, maturities, and calls of the investments during the year. We did not sell any AFS or HTM securities during 2024 or 2023.

We recognized no credit impairment charges related to credit losses on our HTM investment securities during 2024 and an immaterial amount in 2023.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. AFS investment securities are reported at fair value, and HTM investment securities are reported at amortized cost (in thousands).

	December 31,	December 31,
	2024	2023
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$91,407	$96,808
Obligations of states and political subdivisions	29,705	30,080
Corporate securities	15,080	14,048
Collateralized loan obligations	—	4,982
Residential government-sponsored collateralized mortgage obligations	56,390	34,471
Government-sponsored agency securities	13,836	13,711
Agency commercial mortgage-backed securities	22,178	30,110
SBA pool securities	7,307	4,210
Total	$235,903	$228,420

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$7,760	$9,040
Obligations of states and political subdivisions	1,519	2,391
Residential government-sponsored collateralized mortgage obligations	169	219
Total	$9,448	$11,650

The following table sets forth the amortized cost, fair value, and weighted average yield of our investment securities by contractual maturity as of December 31, 2024. Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost. Yields on tax-exempt securities have been computed on a tax-equivalent basis. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Investment Securities Available-for-Sale
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due less than one year	$1,460	$1,437	2.50%
Due after one year through five years	4,123	3,831	2.79%
Due after five years through ten years	16,867	14,747	2.23%
Due after ten years	11,050	9,690	2.04%
	33,500	29,705	2.24%
Corporate securities
Due after five years through ten years	14,000	13,386	4.50%
Due after ten years	2,000	1,694	4.50%
	16,000	15,080	4.50%
Government-sponsored agency securities
Due after one year through five years	6,931	6,499	1.31%
Due after five years through ten years	4,893	3,900	1.79%
Due after ten years	4,491	3,437	2.09%
	16,315	13,836	1.67%
Residential government-sponsored mortgage-backed securities
Due within a year	1,717	1,706	2.25%
Due after one year through five years	3,106	3,077	4.66%
Due after five years through ten years	18,984	16,719	2.01%
Due after ten years	81,848	69,905	2.11%
	105,655	91,407	2.17%
Residential government-sponsored collateralized mortgage obligations
Due after one year through five years	997	978	0.03%
Due after five years through ten years	5,077	4,927	4.52%
Due after ten years	51,834	50,485	4.49%
	57,908	56,390	4.47%
Agency commercial mortgage-backed securities
Due after one year through five years	1,951	1,918	2.57%
Due after five years through ten years	17,329	14,702	1.45%
Due after ten years	6,470	5,558	1.47%
	25,750	22,178	1.54%
SBA pool securities
Due after one year through five years	617	604	5.05%
Due after five years through ten years	4,360	4,201	4.45%
Due after ten years	2,527	2,502	6.88%
	7,504	7,307	5.33%
	$262,632	$235,903	2.82%

	Investment Securities Held-to-Maturity
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$795	$769	2.73%
Due after five years through ten years	724	675	2.51%
	1,519	1,444	2.63%
Residential government-sponsored mortgage-backed securities
Due after one year through five years	232	227	2.19%
Due after five years through ten years	3,098	2,858	2.46%
Due after ten years	4,430	3,913	2.58%
	7,760	6,998	2.52%
Residential government-sponsored collateralized mortgage obligations
Due after ten years	169	160	2.58%
	169	160	2.58%
	$9,448	$8,602	2.54%

For additional information regarding investment securities refer to “Item 8. Financial Statements and Supplementary Data, Note 2 - Investment Securities.”

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

Total deposits decreased 3.0% to $3.2 billion as of December 31, 2024 from $3.3 billion as of December 31, 2023. The decrease in deposits from 2023 year-end was primarily driven by a decrease in time deposits and noninterest-bearing deposits and increase in deposits swept off the balance sheet, partially offset by an increase in NOW accounts. Time deposits decreased 23.7% from $445.9 million as of December 31, 2023 to $340.2 as of December 31, 2024. Noninterest-bearing deposits decreased 7.2% from $472.9 million as of December 31, 2023 to $438.9 million as of December 31, 2024. NOW accounts increased 5.8% from $773.0 million as of December 31, 2023 to $817.7 million as of December 31, 2024. Our decline in non-interest bearing deposits was due to customers moving into higher interest earning deposit accounts, including NOW accounts, a general industry trend, and the decline in time deposits was driven by our repayment of $75.0 million of brokered deposits during the year. Year-end deposits are also net of excess amounts we sweep off balance sheet to manage liquidity.  Deposits swept off balance sheet were $137 million as of December 31, 2024, compared to $113 million as of December 31, 2023.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $667.1 billion, or 20.8% of total deposits, as of December 31, 2024.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2024 and 2023 (in thousands):

	2024		2023
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$441,520		$495,107
Interest-bearing deposits:
Savings accounts	825,129	4.06%	777,143	3.83%
Money market accounts	829,331	3.25%	831,196	2.85%
NOW and other demand accounts	772,099	2.42%	784,680	1.96%
Time deposits	421,058	3.94%	474,178	3.12%
Total interest-bearing deposits	2,847,617	3.36%	2,867,197	2.92%
Total deposits	$3,289,137		$3,362,304

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

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2024 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$77,796	$66,923	$62,582	$31,309	$238,610

Other Borrowings

Other borrowings consist of the following (in thousands):

	December 31,
	2024	2023
Total FHLB advances	$—	$30,000
Securities sold under agreements to repurchase	3,918	3,044
Total	$3,918	$33,044

Weighted average interest rate on FHLB advances at year end	—%	5.57%

For the periods ended December 31, 2024 and 2023:
Average outstanding balance	$54,492	$49,792
Average interest rate during the year	5.37%	4.32%

Maximum month-end outstanding balance	$168,677	$33,044

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. We had no FHLB borrowings as of December 31, 2024, compared to total FHLB borrowings of $30.0 million as of December 31, 2023. Utilization of FHLB advances was higher during 2024 than 2023 as earning asset growth outpaced funding growth.  The decrease in FHLB borrowings at the end of 2024 was primarily a result of excess liquidity generated from the LPF loan sale. As of December 31, 2024, we had $564.0 million of unused and available FHLB lines of credit.

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, other FHLB advances maturing within one year, federal funds purchased, secured borrowings due to failed loan sales, and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of December 31, 2024 and 2023 was $3.9 million and $3.0 million, respectively.

We had secured borrowings as of December 31, 2024 and 2023 of $17.2 million and $20.4 million, respectively, related to loan transfers to another financial institution that did not meet the criteria to be treated as a sale under relevant accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. During the year ended December 31, 2024, $1.1 million of additional advances were made to borrowers under the loans previously transferred and were accordingly treated as additional secured borrowings as of December 31, 2024. Additionally, during the year ended December 31, 2024, we voluntarily repurchased $3.5 million of the loans included in the original failed loan sales from one of the other institutions which drove the decline in our balance of secured borrowers and the loans held for investment collateralizing secured borrowings. For additional information on secured borrowings refer to “Item 8. Financial Statements and Supplementary Data, Note 1 –Organization and Significant Accounting Policies.”

Junior Subordinated Debt and Senior Subordinated Notes

For information about junior subordinated debt and senior subordinated notes and their anticipated principal repayments refer to “Item 8. Financial Statements and Supplementary Data, Note 11 – Junior Subordinated Debt and Senior Subordinated Notes.”

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 400 basis points, measured in 100 basis point increments) as of December 31, 2024 and 2023. All changes are within our Asset/Liability Risk Management Policy guidelines (amounts in thousands).

	Sensitivity of EVE
	As of December 31, 2024
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$438,490	$(68,444)	(13.50)%	11.88%	120.14%
Up 300	451,722	(55,212)	(10.89)%	12.24%	123.77%
Up 200	464,410	(42,524)	(8.39)%	12.59%	127.24%
Up 100	493,213	(13,721)	(2.71)%	13.37%	135.13%
Base	506,934	—	—%	13.74%	138.89%
Down 100	509,055	2,121	0.42%	13.80%	139.47%
Down 200	493,913	(13,021)	(2.57)%	13.38%	135.33%
Down 300	469,048	(37,886)	(7.47)%	12.71%	128.51%
Down 400	435,781	(71,153)	(14.04)%	11.81%	119.40%

	Sensitivity of EVE
	As of December 31, 2023
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$428,175	$(54,019)	(11.20)%	11.10%	107.69%
Up 300	438,298	(43,896)	(9.10)%	11.37%	110.24%
Up 200	447,711	(34,483)	(7.15)%	11.61%	112.61%
Up 100	471,457	(10,737)	(2.23)%	12.22%	118.58%
Base	482,194	—	—%	12.50%	121.28%
Down 100	486,399	4,205	0.87%	12.61%	122.34%
Down 200	477,430	(4,764)	(0.99)%	12.38%	120.08%
Down 300	456,987	(25,207)	(5.23)%	11.85%	114.94%
Down 400	417,079	(65,115)	(13.50)%	10.81%	104.90%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing as of December 31, 2024 and 2023 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines as of December 31, 2024 and 2023 (amounts in thousands).

	Sensitivity of NII
	As of December 31, 2024
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$95,367	$(15,874)
Up 300	98,941	(12,300)
Up 200	102,472	(8,769)
Up 100	107,370	(3,871)
Base	111,241	—
Down 100	114,126	2,885
Down 200	114,960	3,719
Down 300	115,205	3,964
Down 400	115,736	4,495

	Sensitivity of NII
	As of December 31, 2023
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$98,539	$(16,112)
Up 300	101,939	(12,712)
Up 200	105,326	(9,325)
Up 100	110,513	(4,138)
Base	114,651	—
Down 100	117,230	2,579
Down 200	118,099	3,448
Down 300	118,114	3,463
Down 400	119,065	4,414

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

Liquidity and Funds Management

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits are not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to borrowing from the FHLB of Atlanta and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with three correspondent banks, totaling $90.0 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and anticipated principal repayments refer to the discussion previously in “Deposits and Other Borrowings” and “Item 8. Financial Statements and Supplementary Data, Note 10 – Securities Sold Under Agreements To Repurchase And Other Short-Term Borrowings, Note 11 – Junior Subordinated Debt and Senior Subordinated Notes, and Note 15 – Financial Instruments With Off-Balance-Sheet Risk.”

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of December 31, 2024, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2024, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2024, that we meet all capital adequacy requirements to which it is subject.

See “Item 1. Business, Supervision and Regulation—Capital Requirements” for more information.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards.

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	December 31,	December 31,
	Purposes	Well Capitalized (1)	2024	2023
Primis Financial Corp.
Leverage ratio	4.00%	n/a	7.76%	8.37%
Common equity tier 1 capital ratio	4.50%	n/a	8.74%	8.96%
Tier 1 risk-based capital ratio	6.00%	n/a	9.05%	9.25%
Total risk-based capital ratio	8.00%	n/a	12.53%	13.44%

Primis Bank
Leverage ratio	4.00%	5.00%	9.10%	9.80%
Common equity tier 1 capital ratio	7.00%	6.50%	10.78%	10.88%
Tier 1 risk-based capital ratio	8.50%	8.00%	10.78%	10.88%
Total risk-based capital ratio	10.50%	10.00%	12.04%	12.12%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.04% as of December 31, 2024, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

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

Our interest rate risk management is the responsibility of the Bank’s ALCO. The ALCO has established policies and limits for management to monitor, measure and coordinate our sources, uses and pricing of funds. The ALCO makes reports to the Board of Directors on a quarterly basis.

Seasonality and Cycles

We do not consider our commercial banking business to be seasonal.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $9.9 million and $9.6 million as of December 31, 2024 and 2023, respectively.

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

For additional information about off-balance sheet arrangements, refer to the discussion in “Item 8. Financial Statements and Supplementary Data, Note 15 – Financial Instruments With Off-Balance-Sheet Risk.”

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in “Item 8. Financial Statements and Supplementary Data, Note 3 - Loans and Allowance for Credit Losses”, as if such commitments were funded.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee of Primis Financial Corp.

McLean, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Primis Financial Corp. (the "Company") as of December 31, 2024, the related consolidated statements of income (loss) and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 29, 2025 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Goodwill Impairment Evaluation – Bank Reporting Unit

As described in Note 1 and Note 8 to the consolidated financial statements, Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant for both reporting units, Primis Bank and Primis Mortgage.   A step one quantitative assessment was performed as of September 30, 2024 to determine if the fair value of the reporting units were less than their carrying amount.  To determine the fair value of the reporting units, the Company utilizes a combination of valuation approaches:  the comparable transactions approach, the control premium approach, the public market peers control premium approach, and the discounted cash flow approach.

We identified the evaluation of the quantitative assessment of goodwill impairment at September 30, 2024 of the Bank reporting unit as a critical audit matter because of the significant auditor judgment, audit effort and specialized skills required to audit management’s judgments and subjective assumptions used in determining the fair value estimate, including evaluating the reasonableness of management’s cash flow projections used in the discounted cash flow approach.

The primary audit procedures we performed to address this critical audit matter included the following:

●	Testing the effectiveness of controls related to the goodwill impairment evaluation, including controls addressing:
o	Management’s review of the reasonableness of the valuation methodologies and significant assumptions, including review of the reasonableness of the Company’s cash flow projections used in the discounted cash flow methodology.
o	Management’s review of the data used in the fair value estimate for completeness and accuracy.

●	Substantively testing management’s process related to the goodwill impairment evaluation, which included:
o	Evaluating the appropriateness of valuation methodologies and the reasonableness of significant assumptions, including the reasonableness of the Company’s cash flow projections used in the discounted cash flow methodology. The evaluation included the use of our internal valuation specialists.
o	Evaluating the data used in the fair value estimate for completeness and accuracy.

Allowance for Credit Losses on Loans – Economic Variable Forecasts

As described in Note 1 and Note 3 to the consolidated financial statements, for loans segmented into pools based upon similar characteristics and risk profiles, the expected credit loss is measured over the life of each loan utilizing a combination of inputs: (i) probability of default, (ii) probability of attrition, (iii) loss given default and (iv) exposure at default. The various pool-specific inputs may be adjusted for current macroeconomic assumptions.  In determining forecasted expected losses, Moody’s economic variable forecasts are used and probability weights are applied to the related economic scenarios.  A significant amount of judgment is required to assess the reasonableness of the selection of the economic scenarios and the probability weights applied.

We identified the assessment of the economic variable forecasts as a critical audit matter because of the significant auditor judgment, audit effort and specialized skills required to audit management’s judgments used in determining the economic variable forecasts.  These economic variable forecasts contribute significantly to the determination of the allowance for credit losses and changes to these assumptions could have a material effect on the Company’s financial results.

The primary audit procedures we performed to address this critical audit matter included the following:

●	Testing the effectiveness of controls over the evaluation of the economic variable forecasts, including controls addressing:
o	Management’s review and approval of the economic variable forecasts.
o	Management’s review and approval of the results of the third-party model validation.
o	Management’s review of the reasonableness of the forecasted expected losses after applying the economic variable forecasts used in the calculation.

●	Substantively testing management’s process, including evaluating the judgments related to the economic variable forecasts, which included:
o	Evaluating of the reasonableness of the selection of the economic scenarios and the probability weights applied in the economic scenarios.
o	Evaluating that the forecasted expected losses were appropriately applied in the economic variable forecasts used in the determination of the ACL for loans. The evaluation included the use of our internal specialists.

/s/ Crowe LLP

We have served as the Company's auditor since 2024.

Fort Lauderdale, Florida

April 29, 2025

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee of Primis Financial Corp.

McLean, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Primis Financial Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, because of the effects of the material weaknesses discussed in the following paragraphs, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management's report:

The Company did not maintain effective controls over the design and operation of its accounting determinations for transfers of financial assets, including lack of a formally designed process and procedure for identification of the complete population of loan transfers at period end.

The Company does not have appropriate segregation of duties for independent review of new deposit accounts and file maintenance. Management does not monitor for segregation of duties between input and review. Additionally, management does not monitor or restrict employees transacting on their own accounts.

The Company did not maintain effective controls over the design and operation of its process for evaluation of credit losses on the third party managed consumer loan portfolio including evaluating recent actual and subsequent event loss history on the portfolio relative to previous model inputs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of income (loss) and comprehensive (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements") and our report dated April 29, 2025 expressed an unqualified opinion.  We considered the material weaknesses identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2024 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

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

/s/ Crowe LLP

Fort Lauderdale, Florida

April 29, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Primis Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective adjustments to the segment reporting disclosures for the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), discussed in Notes 1 and 18 to the consolidated financial statements, the consolidated balance sheet of Primis Financial Corp. (the “Company”) as of December 31, 2023, the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, before the effects of the retrospective adjustments to the Company’s segment reporting disclosures for the adoption of ASU 2023-07 discussed in Notes 1 and 18, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the Company’s segment reporting disclosures discussed in Notes 1 and 18, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those adjustments were audited by Crowe LLP.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tysons, Virginia

October 15, 2024

PRIMIS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$8,059	$1,863
Interest-bearing deposits in other financial institutions	56,446	75,690
Total cash and cash equivalents	64,505	77,553

Securities available-for-sale, at fair value (amortized cost of $262,632 and $255,891, respectively)	235,903	228,420

Securities held-to-maturity, at amortized cost (fair value of $8,602 and $10,839, respectively)	9,448	11,650

Loans held for sale, at fair value	83,276	57,691
Loans held for sale, at lower of cost or market	163,832	—
Total loans held for sale	247,108	57,691

Loans held for investment, collateralizing secured borrowings	17,287	20,505
Loans held for investment	2,870,160	3,198,909
Less: allowance for credit losses	(53,724)	(52,209)
Net loans	2,833,723	3,167,205

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	13,037	14,246
Bank premises and equipment, net	19,432	20,611
Assets held for sale	5,497	6,735
Operating lease right-of-use assets	10,279	10,646
Cloud computing arrangement assets, net	8,065	10,699
Goodwill	93,459	93,459
Intangible assets, net	665	1,958
Bank-owned life insurance	67,184	67,588
Deferred tax assets, net	26,466	22,395
Consumer Program derivative asset	4,511	10,806
Other assets	50,833	54,884
Total assets	$3,690,115	$3,856,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$438,917	$472,941
Interest-bearing deposits:
NOW accounts	817,715	773,028
Money market accounts	798,506	794,530
Savings accounts	775,719	783,758
Time deposits	340,178	445,898
Total interest-bearing deposits	2,732,118	2,797,214
Total deposits	3,171,035	3,270,155

Securities sold under agreements to repurchase	3,918	3,044
Secured borrowings	17,195	20,393
FHLB advances	—	30,000
Junior subordinated debt	9,880	9,830
Senior subordinated notes	85,998	85,765
Operating lease liabilities	11,566	11,686
Other liabilities	25,541	28,080
Total liabilities	3,325,133	3,458,953

Commitments and contingencies (See Note 15)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,722,734 and 24,693,172 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	247	247
Additional paid in capital	314,694	313,548
Retained earnings	58,047	84,143
Accumulated other comprehensive loss	(21,232)	(21,777)
Total Primis stockholders' equity	351,756	376,161
Noncontrolling interests	13,226	21,432
Total stockholders' equity	364,982	397,593
Total liabilities and stockholders' equity	$3,690,115	$3,856,546

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE LOSS

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Interest and dividend income:
Interest and fees on loans	$199,940	$172,788	$115,080
Interest and dividends on taxable securities	6,821	5,966	5,552
Interest and dividends on tax exempt securities	392	407	412
Interest and dividends on other earning assets	3,816	13,457	2,243
Total interest and dividend income	210,969	192,618	123,287
Interest expense:
Interest on deposits	95,662	83,690	13,281
Interest on other borrowings	11,085	10,217	8,306
Total interest expense	106,747	93,907	21,587
Net interest income	104,222	98,711	101,700
Provision for credit losses	50,621	32,540	11,271
Net interest income after provision for credit losses	53,601	66,171	90,429

Noninterest income:
Account maintenance and deposit service fees	5,784	5,733	5,745
Income from bank-owned life insurance	2,410	2,021	1,994
Mortgage banking income	23,919	17,645	5,054
Gain on other investments	408	184	4,709
Gain on sale of Life Premium Finance portfolio, net of broker fees	4,723	—	—
Consumer Program derivative	4,320	18,120	65
Other noninterest income	1,576	1,547	785
Total noninterest income	43,140	45,250	18,352

Noninterest expenses:
Salaries and benefits	66,615	58,765	49,005
Occupancy expenses	5,415	6,239	5,628
Furniture and equipment expenses	7,327	6,381	5,231
Amortization of intangible assets	1,265	1,269	1,325
Virginia franchise tax expense	2,525	3,395	3,254
FDIC insurance assessment	2,549	2,929	890
Data processing expense	10,564	9,545	6,013
Marketing expense	1,906	1,819	3,067
Telephone and communication expense	1,312	1,507	1,433
(Gain) loss on bank premises and equipment and assets held for sale	(463)	476	684
Professional fees	10,384	4,641	4,787
Goodwill impairment	—	11,150	—
Fraud losses	2,039	3,311	108
Miscellaneous lending expenses	3,280	3,006	1,710
Other operating expenses	10,926	8,167	8,313
Total noninterest expenses	125,644	122,600	91,448
Income (loss) before income taxes	(28,903)	(11,179)	17,333
Income tax expense (benefit)	(4,238)	(1,067)	3,185
Net income (loss)	(24,665)	(10,112)	14,148
Net loss attributable to noncontrolling interests	8,460	2,280	—
Net income (loss) attributable to Primis' common stockholders	$(16,205)	$(7,832)	$14,148

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	742	5,250	(34,129)
Tax expense (benefit)	197	1,177	(7,167)
Other comprehensive income (loss)	545	4,073	(26,962)
Comprehensive loss	$(15,660)	$(3,759)	$(12,814)
Earnings (loss) per share, basic	$(0.66)	$(0.32)	$0.58
Earnings (loss) per share, diluted	$(0.66)	$(0.32)	$0.57

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(dollars in thousands, except per share amounts)

	For the Year Ended December 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Total
Balance - December 31, 2021	24,574,619	245	311,127	97,555	1,112	—	410,039
Dividends on common stock ($0.40 per share)	—	—	—	(9,853)	—	—	(9,853)
Shares retired to unallocated	(780)	—	—	—	—	—	—
Stock option exercises	60,000	1	571	—	—	—	572
Restricted stock granted	1,500	—	—	—	—	—	—
Restricted stock forfeited	(2,400)	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(11)	—	—	—	(11)
Stock-based compensation expense	—	—	395	—	—	—	395
Shares issued in lieu of cash bonus	47,158	—	640	—	—	—	640
Net income	—	—	—	14,148	—	—	14,148
Other comprehensive loss	—	—	—	—	(26,962)	—	(26,962)
Balance - December 31, 2022	24,680,097	$246	$312,722	$101,850	$(25,850)	$—	$388,968
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	23,712	23,712
Dividends on common stock ($0.40 per share)	—	—	—	(9,875)	—	—	(9,875)
Shares retired to unallocated	(1,033)	—	—	—	—	—	—
Stock option exercises	13,500	—	146	—	—	—	146
Restricted stock granted	13,000	1	—	—	—	—	1
Restricted stock forfeited	(12,392)	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(32)	—	—	—	(32)
Stock-based compensation expense	—	—	712	—	—	—	712
Net loss	—	—	—	(7,832)	—	(2,280)	(10,112)
Other comprehensive income	—	—	—	—	4,073	—	4,073
Balance - December 31, 2023	24,693,172	$247	$313,548	$84,143	$(21,777)	$21,432	$397,593
Dividends on common stock ($0.40 per share)	—	—	—	(9,891)	—	—	(9,891)
Shares retired to unallocated	(354)	—	—	—	—	—	—
Stock option exercises	19,000	—	210	—	—	—	210
Restricted stock forfeited	(1,000)	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(4)	—	—	—	(4)
Restricted stock units vested	11,916	—	—	—	—	—	—
Stock-based compensation expense	—	—	940	—	—	—	940
Net loss	—	—	—	(16,205)	—	(8,460)	(24,665)
Other comprehensive income	—	—	—	—	545	—	545
Other net changes in noncontrolling interests	—	—	—	—	—	254	254
Balance - December 31, 2024	24,722,734	$247	$314,694	$58,047	$(21,232)	$13,226	$364,982

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$(24,665)	$(10,112)	$14,148
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	8,928	9,093	7,433
Net amortization of premiums and (accretion of discounts)	41	(583)	480
Provision for credit losses	50,621	32,540	11,271
Proceeds from sales of loans	—	52,744	—
Net change in mortgage loans held for sale	18,329	(28,301)	(6,424)
Net gains on mortgage banking	(23,919)	(17,645)	(5,054)
Net gains on sale of loans	(303)	(583)	—
(Gain) loss on bank premises and equipment and assets held for sale	(463)	476	684
Purchases of cloud computing arrangement assets	(364)	(2,913)	(11,546)
Earnings on bank-owned life insurance	(1,707)	(1,602)	(1,542)
Gain on bank-owned life insurance death benefit	(703)	(419)	(452)
Stock-based compensation expense	940	712	395
Gain on other investments	(408)	(184)	(4,709)
Gain on sale of Life Premium Finance portfolio, net of broker fees	(4,723)	—	—
Goodwill impairment	—	11,150	—
Deferred income tax benefit	(4,268)	(3,699)	(3,300)
Net change in fair value of loan derivative	6,295	(11,279)	475
Net (increase) decrease in other assets	(218)	(12,345)	11,141
Net increase (decrease) in other liabilities	(3,883)	11,768	(565)
Net cash and cash equivalents used in operating activities	19,530	28,818	12,434
Investing activities:
Purchases of securities available-for-sale	(43,066)	(15,211)	(37,361)
Proceeds from paydowns, maturities and calls of securities available-for-sale	35,592	27,561	36,960
Proceeds from paydowns, maturities and calls of securities held-to-maturity	2,174	1,836	9,338
Net (increase) decrease in FRB and FHLB stock	1,209	11,569	(10,294)
Net change in loans held for investment	(311,540)	(338,397)	(613,700)
Proceeds from sales of loans originally held for investment	417,544	—	—
Proceeds from bank-owned life insurance death benefit	3,264	2,476	586
Proceeds from sales of other real estate owned, net of improvements	—	—	1,091
Proceeds from sales of bank premise and equipment and assets held for sale	3,927	—	—
Purchases of bank premises and equipment, net	(1,194)	(1,924)	(1,012)
Proceeds from sale of other investment	—	—	4,171
Purchases of other investments	387	(666)	(2,080)
Business acquisition, net of cash acquired	—	—	(4,554)
Net cash and cash equivalents provided by (used in) investing activities	108,297	(312,756)	(616,855)
Financing activities:
Net increase in deposits	(99,120)	547,688	(40,823)
Cash dividends paid on common stock	(9,891)	(9,875)	(9,853)
Proceeds from exercised stock options	210	146	572
Proceeds from secured borrowings, net of repayments	(3,198)	20,393	—
Repurchase of restricted stock	(4)	(31)	(11)
Repayment of FHLB advances, long-term	—	—	(100,000)
Proceeds from (repayment of) short-term FHLB advances	(30,000)	(295,000)	325,000
Repayment of short-term borrowings	—	—	(19,254)
Increase (decrease) in securities sold under agreements to repurchase	874	(3,401)	(3,518)
Other net changes in noncontrolling interests	254	—	—
Issuance of Panacea Financial Holdings stock, net of costs	—	23,712	—
Net cash and cash equivalents provided by financing activities	(140,875)	283,632	152,113
Net change in cash and cash equivalents	(13,048)	(306)	(452,308)
Cash and cash equivalents at beginning of period	77,553	77,859	530,167
Cash and cash equivalents at end of period	$64,505	$77,553	$77,859
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$107,197	$91,817	$20,190
Income taxes	$2,336	$5,755	$3,046
Supplemental schedule of noncash activities:
Initial recognition of operating lease right-of-use assets	$1,366	$5,311	$—
Loans held for investment transferred to loans held for sale, at lower of cost or market	$163,832	$—	$—
Bank premises transferred to held for sale	$—	$4,042	$3,667
Shares issued in lieu of cash bonus	$—	$—	$640
Proceeds from sale of other investment included in other assets	$—	$—	$538
Proceeds from bank-owned life insurance death benefit included in other assets	$—	$—	$931
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$—	$—	$21,947
Other intangible assets acquired	$—	$—	$2,790
Fair value of liabilities assumed	$—	$—	$(20,183)
Total merger consideration, net of $2,446 of cash acquired	$—	$—	$4,554

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

At December 31, 2024, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company (“PMC”), a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. Panacea Financial Holdings, Inc. (“PFH”), headquartered in Little Rock, Arkansas, is consolidated into the Company. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry.

The accounting policies and practices of Primis and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. Material policies and practices are described in this footnote.

Principles of Consolidation

The consolidated financial statements include the accounts of Primis and its subsidiaries Primis Bank, PMC and PFH. Significant intercompany accounts and transactions have been eliminated in consolidation. Primis consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Primis holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Primis owns EVB Statutory Trust I (the “Trust”) which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Primis. Primis consolidates PFH, as a result of the determination that it has a controlling financial interest over the entity as further described below.

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in U.S. GAAP, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company has investments in VIE’s for which we are not the primary beneficiary and, as such, are not included in our consolidated financial statements. The Company also has an investment in a VIE for which we are the primary beneficiary as described below related to PFH.

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

On December 21, 2023, PFH completed a $24.5 million Series B financing round led by a global venture capital firm. As part of the financing round, Primis acquired approximately 19% of PFH’s common stock for an immaterial purchase price due to previous operating losses in the Bank’s Panacea Financial Division. The Company performed an analysis and determined that PFH is a VIE because it lacks one or more of the characteristics of a voting interest entity. The Company’s analysis further determined that it has a controlling financial interest in PFH due to the substantial historical activities between PFH and the Bank’s Panacea Financial Division coupled with the limited activities of PFH outside of its relationship with Primis as of December 31, 2023. Further, there are employees of Primis that have historically carried out substantially all of the activities of PFH. Accordingly, the Company determined it is the primary beneficiary of PFH and consolidated it as of December 31, 2023 and no circumstances have changed during the year ended December 31, 2024 that changed this prior determination.

Disposition of the Life Premium Finance Division

On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank, N.A. (“EverBank”) for sale of the Company’s Life Premium Finance division (“LPF”). EverBank acquired LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that were retained by the Bank. All of the LPF operations, including its employees, were assumed by EverBank following the close of the transaction, which took place in two parts. EverBank acquired approximately $370 million of loans from the division at a $6.0 million premium at the first close on October 31, 2024. Between the first and second closing, which happened on January 31, 2025, EverBank purchased loans generated by the division in ordinary course at par. The Bank provided interim servicing from the first closing until the transition of the business at the final closing when EverBank began servicing the purchased loans and serviced the Bank’s retained portfolio for the duration of the portfolio. From the first closing through December 31, 2024, the Bank sold approximately $400 million of loans and related accrued interest and recorded a pre-tax gain of $4.7 million, net of advisory and legal fees. As of December 31, 2024, the Bank had an additional $50.7 million of loans to be sold to EverBank which are recorded in loans held for sale at lower of cost or market. The Bank subsequently sold approximately $64 million of additional loans at par to EverBank (inclusive of the loans in held for sale at year end) from January 1, 2025 through the second close on January 31, 2025.

The Company performed an analysis of the transaction under U.S. GAAP and determined that the criteria was met for the assets of LPF (primarily loans and accrued interest) that were sold to EverBank to be reported as sold in the  consolidated financial statements as of and for the year ended December 31, 2024 for loans transferred through that date. The Company also assessed the sale of LPF to determine if it should be reported under U.S. GAAP as discontinued operations of the Company in the consolidated financial statements as of and for the year ended December 31, 2024, and determined that the criteria was not met for separate presentation as discontinued operations. The Company previously presented pro forma financial information highlighting the impact of the anticipated transaction to its balance sheet and income statements for certain periods as required by SEC regulation S-X in its Form 8-K filing on November 6, 2024.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the mortgage banking derivatives, Consumer Program derivative, the valuation of goodwill, and loans held for sale at the lower of cost or market.

Investment Securities

Securities Available-for-Sale and Held-to Maturity

Debt securities that Primis has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Securities classified as available-for-sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains or losses arising from sale, call, or maturity of the securities are reclassified from accumulated other comprehensive income (loss) into noninterest income in the consolidated income statement at the time of sale, call, or maturity. There were no reclassifications of gains or losses into income during the year ended December 31, 2024.

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

Loans Held for Sale

The Primis Mortgage Company (“PMC”) loans held for sale are originated and held until sold to permanent investors. The Company has elected to carry these loans at fair value on a recurring basis in accordance with the fair value option under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments. The fair value is determined by utilizing quoted prices from dealers in such loans. Gains and losses on loan sales are recorded in mortgage banking income and direct loan origination costs are included in noninterest expense in the consolidated statements of income and comprehensive income (loss).

Other loans that the Company has the intent to sell at the balance sheet date have been recorded in loans held for sale, at lower of cost or market. LPF loans as of December 31, 2024 that were originated with the intent to sell to EverBank, as previously discussed, are recorded in held for sale at their par value of $50.7 million, which is the price EverBank will pay to purchase the loans on or before January 31, 2025. The Company also made the decision as of December 31, 2024 to sell a majority of its Consumer Program loans, although a buyer has not yet been identified. These loans were transferred to held for sale as of December 31, 2024 and were marked-to-market based on third party bid prices received in its initial marketing efforts for the portfolio. The total transferred to held for sale was $113.2 million which was net of the mark on the portfolio of $20.0 million which was taken in accordance with bank regulatory and U.S. GAAP guidance as a charge to the allowance for credit losses, resulting in the same amount recorded in the provision for credit losses in the consolidated income statement for the year ended December 31, 2024.

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

The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with ASC 326, which is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of credit loss expense. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses due to the inclusion in its nonaccrual policy. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 3 – Loans and Allowance For Credit Losses.

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

 The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in our consolidated balance sheets. Adjustments to the allowance are reported in our income statement as a component of other expenses. Further information regarding our policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 15 – Financial Instruments with Off-Balance-Sheet Risk.

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

Agreements with multiple counterparties, such as the customer and TPOS, are generally required to be accounted for separately in accordance with U.S. GAAP relevant to each unit of account even if the agreements are highly interrelated.  As a result, the Company accounts for the Consumer Program under multiple units of account as follows:

●	The loans and related revenue are accounted for consistent with the Company’s accounting for its other loans held for investment and are also included in the Company’s expected credit losses estimation process under CECL.
o	No interest income is recognized on promotional loans until the expiration of the promotional period. If the customer doesn’t pay off the loan prior to that expiration, deferred interest from the beginning of the loan becomes the obligation of the customer and is billed straight-line over the remaining life of the loan. The Company recognizes the accumulated deferred interest at the time of expiration discounted for the time value of money with the discount amortized over the remaining life of the loan.
●	The agreement that governs the Performance Fee and interest reimbursement from the TPOS meets the definition of a derivative financial instrument and is accounted for in accordance with ASC 815, Derivatives and Hedging. The derivative is accounted for at fair value in the Company’s Consolidated Balance Sheets in other assets or other liabilities with changes in fair value each period reported in the Consolidated Statements of Income (Loss) and Comprehensive Loss within noninterest income. The primary drivers of the derivative value include estimated prepayment activity on promotional loans that would trigger reimbursement to the Company from the TPOS and estimated excess yield above projected credit losses that would lead to

Performance Fee payments to the TPOS from the Company. Additional details on the inputs and assumptions used to determine the fair value of the derivative are discussed in Note 4, Derivatives.
o	Noninterest income each period includes actual amounts received during the period for interest reimbursement and amounts paid by the TPOS under the limited credit enhancement described above.
o	Noninterest expense each period includes actual amounts paid during the period for performance fees and servicing fees as defined in the agreement with the TPOS.

The Company had $152.1 million and $199.3 million of loans outstanding in the Consumer Program, or 5% and 6% of our total gross loan portfolio, as of December 31, 2024 and 2023, respectively. As of December 31, 2024, $113.2 million is included in loans held for sale at lower of cost or market as a result of Primis’ decision to pursue a sale of that portion of the portfolio. As of December 31, 2024 and 2023, $38.9 million and $199.3 million are included in loans held for investment, respectively. Loans in the Consumer Program held for investment are included within the Consumer Loan category disclosures in Note 3, Loans and Allowance for Credit Losses. As of December 31, 2024, 22% of the principal balance of loans were in a promotional period requiring no payment of interest on their loans with 86% of these promotional loan periods ending during 2025.

In the fourth quarter of 2024, the Company made the decision to cease originating new loans under the Consumer Program effective January 31, 2025 and moved a large portion of the portfolio, with an amortized cost of $133.2 million, to loans held for sale and marked them to fair market value. The adjustment to fair market value resulted in additional provision expense and charge-offs of $20.0 million in the fourth quarter of 2024. The remaining portion of the portfolio still classified as held for investment of approximately $38.9 million at December 31, 2024 has an associated allowance for credit losses of $16.3 million and is expected to run off substantially in 2025.

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

The Company retains servicing rights on the loans sold and records a servicing asset for each of the sold loans at the time of sale. Subsequent to the date of transfer, the Company can elect to measure servicing assets under the amortization method. Under the amortization method, servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of servicing assets is analyzed each reporting period and is adjusted to reflect changes in prepayment speeds, as well as other factors. Servicing assets are evaluated for impairment based on the fair value of those assets. Impairment is determined by assessing the servicing assets based on groupings of predominant risk characteristics, such as interest rate and loan type. If, by servicing asset grouping, the carrying amount of the servicing assets exceeds fair value, a valuation allowance is established through a charge to earnings. The valuation allowance is adjusted as the fair value changes. The Company recorded an immaterial amount of impairment of its servicing assets during the years ended December 31, 2024 and 2023. Servicing assets are included in other assets in the accompanying consolidated balance sheets. The Company also retains servicing rights on loans transferred under secured borrowings, but in accordance with U.S. GAAP does not record a servicing asset.

The principal balance of loans transferred during the year ended December 31, 2024 and 2023 that qualified as sales was $392.4 million and $52.2 million, respectively, while the principal balance transferred that was accounted for as secured borrowings was $1.1 million and $23.4 million, respectively. The Company recorded $0.1 million and $0.3 million of servicing assets during the year ended December 31, 2024 and 2023, respectively, in connection with the transfer of loans that qualified as sales. See Note 10 – Securities Sold Under Agreements to Repurchase and Other Borrowings – for additional information on transfers accounted for as secured borrowings.

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

Operating Leases

The Company leases certain properties and equipment under operating leases. The Company recognizes a liability to make lease payments, the operating lease liability, and an asset representing the right to use the underlying asset during the lease term, the right-of-use asset. In recognizing lease right-of-use assets and related lease liabilities, the Company accounts for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under the lease contracts. The operating lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate at inception. The right-of-use asset is measured at the amount of the operating lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the operating lease liability, and any impairment of the right-of-use asset. Lease renewal options are generally not included in the calculation of the operating lease liabilities, unless they are not reasonably certain to be exercised. The Company does not recognize short-term leases on the balance sheets.

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

The Company performs its annual goodwill impairment analysis on September 30th of each year with the assistance of a third-party valuation specialist. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. The Company’s reporting units for goodwill are its two primary operating segments, Primis Bank and PMC. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. The Company completed the annual goodwill impairment testing for its two reporting units as of September 30, 2024 and concluded that the fair value of the reporting units was in excess of  their carrying amounts and no impairment charge was required. The Company performed a qualitative assessment to monitor for triggering events as of December 31, 2024 of the Primis Bank reporting unit specifically considering the sale of the LPF portfolio and the decision to sell a majority of the Consumer Program loan portfolio. Based on this assessment, Primis determined there were not triggering events that would indicate that it was not more likely than not that the fair value of the Bank reporting unit was less than its carrying value.

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

Cloud Computing Arrangement Assets

Primis engaged third-parties to define, design, and develop a new cloud-based banking core for the Company. The multiple phases of the cloud computing arrangement assets are assessed and reviewed as the software is placed into production. Total costs paid is capitalized upon initial launch and production rollout. Amortization is based on the estimated life of the core infrastructure as it relates to obsolescence, technology, competition, and the nature of changes in software. Operating costs such as monthly licensing, usage, and storage are expensed as incurred in data processing expense in our income statements. As of December 31, 2024 and 2023, the Company had gross cloud computing arrangement assets of $14.8 million and $14.4 million, respectively, and accumulated amortization of $6.8 million and $3.8 million, respectively.

Impairment of Long-Lived Assets

Premises and equipment, cloud computing arrangement assets, right of use assets, and other long-term assets (other than goodwill and intangibles) are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Derivative Instruments

Derivatives are financial instruments that meet the criteria in ASC 815, Derivatives and Hedging, to be recognized as either freestanding or embedded derivatives. The Company’s derivatives are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value. Changes in the fair value of the derivatives are recorded through noninterest income in the Consolidated Statements of Income (Loss) and Comprehensive Loss. Primis does not use derivative instruments for trading or speculative purposes.

Consumer Program Derivative

The Bank has an agreement with a third-party to originate and service consumer loans that are included in the Bank’s held for investment and held for sale portfolio. The third-party provides a target return to the Company on the portfolio of loans and all interest received from borrowers above the target return is paid to the third-party as a performance fee. The third-party also provides reimbursement for lost interest when the borrower’s note has a promotional feature  that waives accrued interest if the loan is paid in full before the promotional period ends and credit support to the Company in periods when the target return on the portfolio is not achieved. This agreement to pay the third-party performance fees and to receive reimbursement of waived interest and certain credit support meets the definition of a derivative financial instrument. As of December 31, 2024 and 2023 the Company recorded an asset of $4.5 million and $10.8 million, respectively, related to the third-party agreement accounted for as a derivative in its Consolidated Balance Sheets in the line “Consumer Program derivative asset”. See Note 4, Derivatives, for additional information about the derivative and the assumptions used to determine its value.

Mortgage Banking Derivatives and Financial Instruments

Mortgage loan commitments known as interest rate lock commitments (“IRLCs”) that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives accounting guidance in ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the Consolidated Statements of Income (loss) and Comprehensive Loss.

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

As of December 31, 2024 the Company recorded an asset of $1.0 million and no liability in its Consolidated Balance Sheets in other assets and other liabilities, respectively, related to IRLCs, TBAs, and forward loan sale commitments (“mortgage banking derivatives”). As of December 31, 2023 the Company recorded an asset of $0.6 million and a liability of $0.2 million in its Consolidated Balance Sheets in other assets and other liabilities, respectively, related to mortgage banking derivatives. See Note 4 for further discussion and assumptions used to value the derivatives.

Interest Rate Swaps

The Company is subject to interest rate risk exposure in the normal course of business through its core lending operations. Primarily to help mitigate interest rate risk associated with its loan portfolio, the Company entered into interest rate swaps in May and August 2024 with a large U.S. financial institution as the counterparty. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in benchmark interest rates, such as Prime or the Secured Overnight Financing Rate (“SOFR”). Interest rate swaps subject the Company to market risk associated with changes in interest rates, changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company’s interest rate swaps are pay-fixed and receive-floating whereby the Company receives a variable rate of interest based on SOFR.

The Company’s interest rate swaps meet the definition of derivative instruments under ASC 815, Derivatives and Hedging, and are accounted for both initially and subsequently at their fair value. The Company assessed the derivative instruments at inception and determined they met the requirements under ASC 815 to be accounted for as fair value hedges. Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. The Company’s interest rate swaps are fair value hedges that are accounted for using the portfolio layer method, which allows the Company to hedge the interest rate risk of prepayable loans by designating as the hedged item a stated amount of two separate and distinct closed portfolios of consumer and commercial loans that are expected to be outstanding for the designated hedge periods. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instruments, as well as the gains and losses attributable to the change in fair value of the hedged items, are recognized in interest income in the same income statement line item with the hedged item in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability are included in the basis of the hedged items, while the corresponding change in the fair value of the derivative instruments are recorded as an adjustment to other assets or other liabilities, as applicable. The Company presents interest rate swaps on the balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty are subject to legally enforceable master netting arrangements. As of December 31, 2024 the gross amounts of interest rate swap derivative assets and liabilities were $1.1 million and $0.3 million, respectively, and are recorded net in other assets in the consolidated balance sheet. As of December 31, 2023 the gross amounts of interest rate swap derivative assets and liabilities were $1.8 million and $0.7 million, respectively, and are recorded net in other assets in the consolidated balance sheets.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$818,375	$249,190	$(810)	$946,185	$248,906	$(1,094)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs expensed during the year ended December 31, 2024, 2023, and 2022 were $1.9 million, $1.8 million and $3.1 million, respectively.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2024 and 2023.

Restrictions on Cash

No regulatory reserve or clearing requirements with the FRB were needed as of December 31, 2024 and 2023.

Cash and cash equivalents

Primis defines cash and cash equivalents as cash due from financial institutions, interest-bearing deposits and federal funds sold in other financial institutions with maturities less than 90 days.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income attributable to Primis’ common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to net income that would result from the assumed issuance. Potential common shares that may be issued by Primis relate solely to outstanding stock options, restricted stock awards, and restricted stock units and are determined using the treasury stock method. Performance awards cannot be dilutive until the Company’s best estimate of the outcome of vesting conditions become probable. Note 16 – Earnings per Share, provides additional information related to our EPS calculation.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands current disclosure requirements primarily through enhanced disclosures about significant segment expenses. Specifically, the ASU (i) requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), (ii) requires disclosure of an amount for other segment items by reportable segment and a description of its composition, (iii) requires providing in each interim period all current annual disclosures of a reportable segment’s profit or loss and assets, and (iv) allows an entity to provide additional measures of profit or loss used by the CODM in assessing performance and deciding how to allocate resources in addition to providing the measure for this that is most consistent with GAAP, (v) requires disclosure of the title and position of the CODM and an explanation of how the CODM uses reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (vi) requires an entity that has a single reportable segment to provide all disclosures required by this ASU and Topic 280. The Company adopted and applied the enhanced disclosures to the current and prior year disclosures, as required by the ASU, in this year’s financial statements. See Note – 18, Segment Information, for additional information.

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

2.          INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$105,655	$5	$(14,253)	$91,407
Obligations of states and political subdivisions	33,500	3	(3,798)	29,705
Corporate securities	16,000	—	(920)	15,080
Residential government-sponsored collateralized mortgage obligations	57,908	223	(1,741)	56,390
Government-sponsored agency securities	16,315	—	(2,479)	13,836
Agency commercial mortgage-backed securities	25,750	—	(3,572)	22,178
SBA pool securities	7,504	6	(203)	7,307
Total	$262,632	$237	$(26,966)	$235,903

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$110,562	$72	$(13,826)	$96,808
Obligations of states and political subdivisions	33,801	12	(3,733)	30,080
Corporate securities	16,000	—	(1,952)	14,048
Collateralized loan obligations	5,018	—	(36)	4,982
Residential government-sponsored collateralized mortgage obligations	35,927	175	(1,631)	34,471
Government-sponsored agency securities	16,267	—	(2,556)	13,711
Agency commercial mortgage-backed securities	34,059	—	(3,949)	30,110
SBA pool securities	4,257	6	(53)	4,210
Total	$255,891	$265	$(27,736)	$228,420

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$7,760	$2	$(764)	$—	$6,998
Obligations of states and political subdivisions	1,519	—	(75)	—	1,444
Residential government-sponsored collateralized mortgage obligations	169	—	(9)	—	160
Total	$9,448	$2	$(848)	$—	$8,602

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2023
Residential government-sponsored mortgage-backed securities	$9,040	$—	$(754)	$—	$8,286
Obligations of states and political subdivisions	2,391	—	(42)	—	2,349
Residential government-sponsored collateralized mortgage obligations	219	—	(15)	—	204
Total	$11,650	$—	$(811)	$—	$10,839

During 2024, 2023 and 2022, $43.1 million, $15.2 million and $37.4 million, respectively, of investment securities were purchased and classified as available-for-sale. No investment securities purchased in 2024, 2023 and 2022 were classified as held-to-maturity. No investment securities were sold during 2024, 2023 and 2022.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2024, by contractual maturity, were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$1,460	$1,437	$—	$—
Due in one to five years	11,054	10,330	795	769
Due in five to ten years	35,760	32,034	724	675
Due after ten years	17,541	14,820	—	—
Residential government-sponsored mortgage-backed securities	105,655	91,407	7,760	6,998
Residential government-sponsored collateralized mortgage obligations	57,908	56,390	169	160
Agency commercial mortgage-backed securities	25,750	22,178	—	—
SBA pool securities	7,504	7,307	—	—
Total	$262,632	$235,903	$9,448	$8,602

Investment securities with a carrying amount of approximately $141.1 million and $200.2 million at December 31, 2024 and 2023, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by States and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of December 31, 2024 and 2023, Primis did not have a material allowance for credit losses on held-to-maturity securities.

As of December 31, 2024, there were 155 investment securities available-for-sale that were in an unrealized loss position. The unrealized losses related to investment securities available-for-sale as of December 31, 2024 or 2023, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of December 31, 2024 and 2023 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$10,233	$(102)	$80,700	$(14,151)	$90,933	$(14,253)
Obligations of states and political subdivisions	2,060	(21)	26,642	(3,777)	28,702	(3,798)
Corporate securities	—	—	15,080	(920)	15,080	(920)
Residential government-sponsored collateralized mortgage obligations	16,488	(339)	14,739	(1,402)	31,227	(1,741)
Government-sponsored agency securities	—	—	13,836	(2,479)	13,836	(2,479)
Agency commercial mortgage-backed securities	—	—	22,178	(3,572)	22,178	(3,572)
SBA pool securities	4,359	(161)	2,426	(42)	6,785	(203)
Total	$33,140	$(623)	$175,601	$(26,343)	$208,741	$(26,966)

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$6,927	$(764)	$6,927	$(764)
Obligations of states and political subdivisions	572	(8)	872	(67)	1,444	(75)
Residential government-sponsored collateralized mortgage obligations	—	—	160	(9)	160	(9)
Total	$572	$(8)	$7,959	$(840)	$8,531	$(848)

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$93,782	$(13,826)	$93,782	$(13,826)
Obligations of states and political subdivisions	3,945	(19)	23,002	(3,714)	26,947	(3,733)
Corporate securities	939	(61)	13,109	(1,891)	14,048	(1,952)
Collateralized loan obligations	—	—	4,982	(36)	4,982	(36)
Residential government-sponsored collateralized mortgage obligations	—	—	17,306	(1,631)	17,306	(1,631)
Government-sponsored agency securities	—	—	13,711	(2,556)	13,711	(2,556)
Agency commercial mortgage-backed securities	—	—	30,110	(3,949)	30,110	(3,949)
SBA pool securities	301	(1)	2,693	(52)	2,994	(53)
Total	$5,185	$(81)	$198,695	$(27,655)	$203,880	$(27,736)

	Less than 12 months		12 Months or More		Total
December 31, 2023	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$8,286	$(754)	$8,286	$(754)
Obligations of states and political subdivisions	1,373	(4)	396	(38)	1,769	(42)
Residential government-sponsored collateralized mortgage obligations	—	—	204	(15)	204	(15)
Total	$1,373	$(4)	$8,886	$(807)	$10,259	$(811)

3.          LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Loans held for sale, at fair value	$83,276	$57,691
Loans held for sale, at lower of cost or market	163,832	—
Total loans held for sale	$247,108	$57,691

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$475,898	$455,397
Commercial real estate - non-owner occupied	610,482	578,600
Secured by farmland	3,711	5,044
Construction and land development	101,243	164,742
Residential 1-4 family	588,859	606,226
Multi-family residential	158,426	127,857
Home equity lines of credit	62,954	59,670
Total real estate loans	2,001,573	1,997,536

Commercial loans (2)	608,595	602,623
Paycheck Protection Program loans	1,927	2,023
Consumer loans	270,063	611,583
Total Non-PCD loans	2,882,158	3,213,765
PCD loans	5,289	5,649
Total loans held for investment	$2,887,447	$3,219,414
(1)	Includes $6.3 million and $7.7 million related to loans collateralizing secured borrowings as of December 31, 2024 and 2023, respectively.
(2)	Includes $11.0 million and $12.8 million related to loans collateralizing secured borrowings as of December 31, 2024 and 2023, respectively.

Consumer Program Loans

The Company has $152.1 million and $199.3 million of loans outstanding in the Consumer Program as of December 31, 2024 and 2023, respectively, or 5% and 6%, respectively, of our total gross loan portfolio as of each date. As of December 31, 2024, $113.2 million is included in loans held for sale at lower of cost or market as a result of Primis’ decision to pursue a sale of that portion of the portfolio. As of December 31, 2024 and 2023, respectively, $38.9 million and $199.3 million are included in loans held for investment.  Loans in held for investment are included within the consumer loans category disclosures in this footnote. As of December 31, 2024, 22% of the principal balance of Consumer Program loans were in a promotional period requiring no payment of interest on their loans with 86% of these promotional loan periods ending during 2025.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $16.5 million and $20.1 million as of December 31, 2024 and 2023, respectively, and $14.3 million and $20.1 million, respectively, is included in other assets in the consolidated balance sheets. As of December 31, 2024, $2.2 million is related to loans held for sale, at lower of cost or market, and is included in assets held for sale in the consolidated balance sheets.

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the Company considered the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of December 31, 2024 and 2023 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2024	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$456	$52	$4,021	$4,529	$471,369	$475,898
Commercial real estate - non-owner occupied	9,539	4,290	—	13,829	596,653	610,482
Secured by farmland	—	—	—	—	3,711	3,711
Construction and land development	12	656	—	668	100,575	101,243
Residential 1-4 family	6,694	318	1,462	8,474	580,385	588,859
Multi- family residential	—	—	—	—	158,426	158,426
Home equity lines of credit	1,098	168	238	1,504	61,450	62,954
Commercial loans	24,101	1,279	1,954	27,334	581,261	608,595
Paycheck Protection Program loans	—	—	1,886	1,886	41	1,927
Consumer loans	6,625	7,013	—	13,638	256,425	270,063
Total Non-PCD loans	48,525	13,776	9,561	71,862	2,810,296	2,882,158
PCD loans	—		—	—	5,289	5,289
Total	$48,525	$13,776	$9,561	$71,862	$2,815,585	$2,887,447

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2023	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$75	$—	$219	$294	$455,103	$455,397
Commercial real estate - non-owner occupied	1,155	—	—	1,155	577,445	578,600
Secured by farmland	—	—	—	—	5,044	5,044
Construction and land development	26	143	—	169	164,573	164,742
Residential 1-4 family	1,850	838	1,376	4,064	602,162	606,226
Multi- family residential	—	—	—	—	127,857	127,857
Home equity lines of credit	416	378	556	1,350	58,320	59,670
Commercial loans	40	588	1,203	1,831	600,792	602,623
Paycheck Protection Program loans	18	—	1,714	1,732	291	2,023
Consumer loans	3,805	2,093	310	6,208	605,375	611,583
Total Non-PCD loans	7,385	4,040	5,378	16,803	3,196,962	3,213,765
PCD loans	2,061	128	1,241	3,430	2,219	5,649
Total	$9,446	$4,168	$6,619	$20,233	$3,199,181	$3,219,414

The amortized cost, by class, of loans and leases on nonaccrual status as of December 31, 2024 and 2023, were as follows (in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2024	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$4,021	$431	$4,452	$641
Commercial real estate - non-owner occupied	—	393	393	393
Secured by farmland	—	378	378	378
Construction and land development	—	130	130	130
Residential 1-4 family	1,462	2,417	3,879	3,879
Home equity lines of credit	238	542	780	780
Commercial loans	1,954	720	2,674	846
Paycheck Protection Program loans	173	—	173	173
Consumer loans	—	864	864	864
Total Non-PCD loans	7,848	5,875	13,723	8,084
PCD loans	—	1,303	1,303	1,303
Total	$7,848	$7,178	$15,026	$9,387

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2023	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$219	$469	$688	$688
Secured by farmland	—	480	480	480
Construction and land development	—	23	23	23
Residential 1-4 family	1,376	1,437	2,813	2,813
Home equity lines of credit	556	571	1,127	1,127
Commercial loans	1,203	576	1,779	207
Consumer loans	310	634	944	944
Total Non-PCD loans	3,664	4,190	7,854	6,282
PCD loans	1,241	—	1,241	1,241
Total	$4,905	$4,190	$9,095	$7,523

There were $1.7 million and $1.7 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing as of December 31, 2024 and 2023, respectively.

The following table presents nonaccrual loans as of December 31, 2024 by class and year of origination (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$210	$—	$4,242	$—	$—	$4,452
Commercial real estate - non-owner occupied	—	—	—	—	—	393	—	—	393
Secured by farmland	—	—	—	—	—	378	—	—	378
Construction and land development	—	—	—	—	—	130	—	—	130
Residential 1-4 family	156	263	542	—	—	2,120	262	536	3,879
Multi- family residential	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	12	755	13	780
Commercial loans	—	—	563	383	6	910	682	130	2,674
Paycheck Protection Program loans	—	—	—	173	—	—	—	—	173
Consumer loans	—	41	421	376	—	1	—	25	864
Total non-PCD nonaccruals	156	304	1,526	1,142	6	8,186	1,699	704	13,723
PCD loans	—	—	—	—	—	1,303	—	—	1,303
Total nonaccrual loans	$156	$304	$1,526	$1,142	$6	$9,489	$1,699	$704	$15,026

Interest received on nonaccrual loans was $0.5 million for both the years ended December 31, 2024 and 2023.

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

2024

The following provides a summary of loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2024:

	# of	Amortized	%
	Loans	cost	of loan
December 31, 2024	modified	modified	class
Commercial real estate - non-owner occupied	2	$28,800	4.72%
Residential 1-4 family	2	179	0.03%
Home equity lines of credit	2	90	0.14%
Commercial loans	2	1,200	0.20%
Consumer loans	4	100	0.04%
Total	12	$30,369

One of the two non-owner-occupied commercial real estate loans with $393 thousand in amortized cost was extended at interest only for 18 months.  This loan was to have been paid in full at its original March 2024 maturity. The second loan with $28.4 million in amortized cost was restructured to allow for the extension of its interest only  period for an additional 24 months. Prior to this restructure total principal and interest payments would have been $1.6 million compared to the total $271 thousand in interest only payments received after modification. Both loans have paid as agreed to their restructured terms.

One of the home equity lines of credit with an amortized cost of $58 thousand was modified with a payment deferral for three months with accrued principal and interest added to the back of the note extending its maturity date accordingly. This loan is still in its deferral period as of December 31, 2024. The other loan with a $32 thousand amortized cost was modified from its original 8.5% rate to a fixed 6% for a 5-year term. Total contractual payments prior to modification would have been $714. This loan has paid as agreed under the modified terms.

One existing, residential 1-4 family modification, with a total $108 thousand in amortized cost was modified to maintain its original interest rate of 6.68% and monthly payment amount instead of adjusting at the contractual reset date. If the interest rate for this loan had been adjusted as scheduled to 7.98%, total contractual payments would have been $1,524 monthly versus the $1,262 that was maintained. This loan has had two 30–59-day payment delinquencies in the last three months and was 46 days past due as of December 31, 2024.  The other residential 1-4 family modification was for a loan with $71 thousand in amortized cost in which a payment deferral was provided for six months with accrued principal and interest added to the back of the note extending its maturity date accordingly. This loan remains in its deferral period as of December 31, 2024, and paid as agreed under the modified terms.

Two commercial loans were modified to provide term extensions, the first with $39 thousand in amortized cost was modified to $627 in principal payments repaid over 83 months compared to its original $845 payments over 60 months term. The other modification was to a $1.2 million amortized cost loan modified under a forbearance agreement to monthly payments of $8 thousand through its June 2026 maturity.  Total contractual payments, prior to this modification, would have been $19 thousand per month. Both loans have paid as agreed to their restructured terms.

One consumer loan with $25 thousand in amortized cost was modified to defer payments for three months, followed by six months of reduced payments, resuming original contractual payments in July 2025. Total contractual payments, prior to this modification, would have been $544 per month. The other modification of a $30 thousand amortized cost loans was granted four months of deferred payments, followed by nine months of reduced payments reamortizing the loan from a five to seven-year term. Total contractual payments, prior to this modification, would have been $391 per month. Both loans have paid as agreed to their restructured terms.

The following table depicts the amortized cost basis as of December 31, 2024, of the performance of loans that have been modified to borrowers experiencing financial difficulty in the last 12 months and returned to contractual payments ($ in thousands):

	Payment Status

	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$407	$—	$—	$—
Residential 1-4 family	82	—	—
Consumer loans	172	—		—
Total	$661	$—	$—	$—

2023

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

Credit Quality Indicators

Through its system of internal controls, Primis evaluates and segments loan portfolio credit quality using regulatory definitions for Pass, Special Mention, Substandard and Doubtful. Special Mention loans are considered to be criticized. Substandard and Doubtful loans are considered to be classified.

Pass loans are considered to have sufficient credit and no existing or known potential weaknesses deserving of management’s close attention.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. Primis had no loans classified as Doubtful as of December 31, 2024 or 2023.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan. The risk grades shown in the tables below correlate to the above definitions as follows: Pass (1-4), Special Mention (5), Substandard (6), Doubtful (7).

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2024 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$41,807	$58,979	$79,927	$65,362	$14,830	$193,528	$1,623	$9,280	$465,336
Special Mention	—	—	—	—	—	3,960	—	—	3,960
Substandard	—	—	—	210	—	6,392	—	—	6,602
Doubtful	—	—	—	—	—	—	—	—	—
	$41,807	$58,979	$79,927	$65,572	$14,830	$203,880	$1,623	$9,280	$475,898
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.24	3.53	3.42	3.39	3.17	3.51	3.34	3.76	3.44
Commercial real estate - nonowner occupied
Pass	$21,857	$37,292	$56,104	$117,439	$45,057	$295,756	$2,486	$3,216	$579,207
Special Mention	—	—	—	—	—	2,904	—	—	2,904
Substandard	—	—	—	28,371	—	—	—	—	28,371
Doubtful	—	—	—	—	—	—	—	—	—
	$21,857	$37,292	$56,104	$145,810	$45,057	$298,660	$2,486	$3,216	$610,482
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.72	3.55	3.17	4.13	3.84	3.68	3.14	2.91	3.74
Secured by farmland
Pass	$270	$68	$—	$4	$76	$2,408	$400	$107	$3,333
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	378	—	—	378
Doubtful	—	—	—	—	—	—	—	—	—
	$270	$68	$—	$4	$76	$2,786	$400	$107	$3,711
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	—	N/A	4.00	N/A	4.26	3.89	3.06	4.14
Construction and land development
Pass	$28,796	$22,554	$36,762	$3,957	$(1)	$8,224	$821	$—	$101,113
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	130	—	—	130
Doubtful	—	—	—	—	—	—	—	—	—
	$28,796	$22,554	$36,762	$3,957	$(1)	$8,354	$821	$—	$101,243
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.01	3.73	3.69	3.10	3.00	3.42	3.36	N/A	3.46
Residential 1-4 family
Pass	$32,866	$33,350	$161,816	$134,244	$37,927	$174,569	$6,054	$2,985	$583,811
Special Mention	—	—	—	—	—	605	—	—	605
Substandard	159	263	542	—	—	2,680	262	537	4,443
Doubtful	—	—	—	—	—	—	—	—	—
	$33,025	$33,613	$162,358	$134,244	$37,927	$177,854	$6,316	$3,522	$588,859
Current period gross charge offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
Weighted average risk grade	3.13	3.11	3.09	3.04	3.07	3.20	3.74	3.85	3.12
Multi- family residential
Pass	$1,356	$451	$21,692	$23,703	$17,147	$69,360	$4,863	$564	$139,136
Special Mention	—	—	—	18,438	—	—	—	—	18,438
Substandard	—	—	—	—	—	573	—	279	852
Doubtful	—	—	—	—	—	—	—	—	—
	$1,356	$451	$21,692	$42,141	$17,147	$69,933	$4,863	$843	$158,426
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.00	3.17	3.88	3.91	3.30	4.00	4.66	3.53
Home equity lines of credit
Pass	$211	$428	$348	$458	$44	$3,017	$56,813	$140	$61,459
Special Mention	—	—	—	—	—	(1)	32	—	31
Substandard	—	—	—	—	—	11	812	641	1,464
Doubtful	—	—	—	—	—	—	—	—	—
	$211	$428	$348	$458	$44	$3,027	$57,657	$781	$62,954
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$9	$—	$9
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.90	3.08	5.53	3.15
Commercial loans
Pass	$152,489	$85,049	$179,070	$32,374	$4,125	$22,008	$97,721	$6,781	$579,617
Special Mention	—	—	1,276	—	—	1	1,127	—	2,404
Substandard	31	4	21,967	383	169	1,108	2,782	130	26,574
Doubtful	—	—	—	—	—	—	—	—	—
	$152,520	$85,053	$202,313	$32,757	$4,294	$23,117	$101,630	$6,911	$608,595
Current period gross charge offs	$—	$383	$—	$—	$—	$196	$347	$—	$926
Weighted average risk grade	3.21	3.35	3.40	3.83	3.34	3.42	3.44	3.75	3.38

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$870	$884	$—	$—	$—	$1,754
Special Mention	—	—	—	173	—	—	—	—	173
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$1,043	$884	$—	$—	$—	$1,927
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	2.66	2.00	N/A	N/A	N/A	2.36
Consumer loans
Pass	$51,194	$17,987	$166,307	$21,621	$537	$3,044	$7,718	$637	$269,045
Special Mention	—	4	59	—	—	41	—	—	104
Substandard	2	40	447	398	—	2	—	25	914
Doubtful	—	—	—	—	—	—	—	—	—
	$51,196	$18,031	$166,813	$22,019	$537	$3,087	$7,718	$662	$270,063
Current period gross charge offs	$19,199	$9,777	$19,790	$1,293	$—	$33	$—	$—	$50,092
Weighted average risk grade	4.27	3.37	2.88	3.29	4.00	4.01	2.46	N/A	3.22
PCD
Pass	$—	$—	$—	$—	$—	$1,890	$—	$—	$1,890
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	1,439	—	—	1,439
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,289	$—	$—	$5,289
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.81	N/A	N/A	4.81
Total	$331,038	$256,469	$726,317	$448,005	$120,795	$795,987	$183,514	$25,322	$2,887,447
Current period gross charge offs	$19,199	$10,160	$19,790	$1,293	$—	$237	$356	$—	$51,035
Weighted average risk grade	3.29	3.41	3.17	3.59	3.50	3.49	3.31	3.75	3.39

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2023 (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020	2019	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$42,262	$97,259	$61,316	$17,914	$23,675		$191,674	$4,054	$6,503	$444,657
Special Mention	—	—	—	—	—		5,368	—	—	5,368
Substandard	—	—	219	—	95		5,058	—	—	5,372
Doubtful	—	—	—	—	—		—	—	—	—
	$42,262	$97,259	$61,535	$17,914	$23,770		$202,100	$4,054	$6,503	$455,397
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.52	3.35	3.44	3.38	3.37		3.54	3.46	3.97	3.48
Commercial real estate - nonowner occupied
Pass	$19,474	$65,355	$119,065	$42,781	$37,446		$282,497	$1,847	$5,856	$574,321
Special Mention	—	—	—	1,529	—		2,750	—	—	4,279
Substandard	—	—	—	—	—		—	—	—	—
Doubtful	—	—	—	—	—		—	—	—	—
	$19,474	$65,355	$119,065	$44,310	$37,446		$285,247	$1,847	$5,856	$578,600
Current period gross charge offs	$—	$—	$—	$—	$—		$1,170	$—	$—	$1,170
Weighted average risk grade	3.09	3.35	3.08	3.83	3.95		3.64	3.44	2.86	3.50
Secured by farmland
Pass	$361	$—	$10	$98	$—		$3,333	$607	$155	$4,564
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		480	—	—	480
Doubtful	—	—	—	—	—		—	—	—	—
	$361	$—	$10	$98	$—		$3,813	$607	$155	$5,044
Current period gross charge offs	$—	$—	$—	$—	$—	$		$—	$—	$—
Weighted average risk grade	3.81	N/A	4.00	4.00	N/A		4.04	4.00	3.11	3.99
Construction and land development
Pass	$32,496	$41,304	$72,337	$512	$2,478		$13,912	$727	$1	$163,767
Special Mention	—	—	—	—	—		952	—	—	952
Substandard	—	—	—	—	—		23	—	—	23
Doubtful	—	—	—	—	—		—	—	—	—
	$32,496	$41,304	$72,337	$512	$2,478		$14,887	$727	$1	$164,742
Current period gross charge offs	$—	$—	$—	$—	$—		$2	$—	$—	$2
Weighted average risk grade	3.44	3.06	3.40	3.37	3.29		3.44	3.41	4.00	3.33
Residential 1-4 family
Pass	$37,097	$163,464	$148,845	$40,697	$56,117		$148,066	$3,293	$2,499	$600,078
Special Mention	—	1,036	—	—	—		511	—	—	1,547
Substandard	—	585	—	40	160		3,328	—	488	4,601
Doubtful	—	—	—	—	—		—	—	—	—
	$37,097	$165,085	$148,845	$40,737	$56,277		$151,905	$3,293	$2,987	$606,226
Current period gross charge offs	$—	$—	$—	$—	$572		$198	$—	$—	$770
Weighted average risk grade	3.10	3.10	3.04	3.07	3.08		3.25	3.62	3.50	3.12
Multi- family residential
Pass	$544	$8,105	$21,404	$17,738	$6,925		$68,238	$3,360	$619	$126,933
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		637	—	287	924
Doubtful	—	—	—	—	—		—	—	—	—
	$544	$8,105	$21,404	$17,738	$6,925		$68,875	$3,360	$906	$127,857
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.70	3.00	3.91	3.00		3.35	3.97	4.63	3.40
Home equity lines of credit
Pass	$521	$487	$417	$48	$72		$3,012	$52,923	$856	$58,336
Special Mention	—	—	—	—	—		—	111	—	111
Substandard	—	—	—	—	—		75	1,131	17	1,223
Doubtful	—	—	—	—	—		—	—	—	—
	$521	$487	$417	$48	$72		$3,087	$54,165	$873	$59,670
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$32	$—	$32
Weighted average risk grade	3.01	3.00	3.00	3.00	3.00		3.95	3.10	3.93	3.15
Commercial loans
Pass	$155,238	$269,011	$50,804	$5,683	$2,370		$30,240	$78,984	$7,104	$599,434
Special Mention	—	—	—	21	114		—	1,180	—	1,315
Substandard	—	—	383	212	56		1,223	—	—	1,874
Doubtful	—	—	—	—	—		—	—	—	—
	$155,238	$269,011	$51,187	$5,916	$2,540		$31,463	$80,164	$7,104	$602,623
Current period gross charge offs	$—	$—	$—	$17	$—		$1,240	$1,597	$—	$2,854
Weighted average risk grade	2.97	3.10	3.35	3.41	4.02		3.50	3.26	3.70	3.14

									Revolving
									Loans
								Revolving	Converted
	2023	2022	2021	2020		2019	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Special Mention	—	—	—		—	—	—	—	—	—
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$1,087		$936	$—	$—	$—	$—	$2,023
Current period gross charge offs	$—	$—	$—	$		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	2.00		2.00	N/A	N/A	N/A	N/A	2.00
Consumer loans
Pass	$294,825	$277,640	$25,695		$916	$89	$3,661	$6,998	$368	$610,192
Special Mention	—	—	—		—	—	63	—	—	63
Substandard	8	831	479		—	9	1	—	—	1,328
Doubtful	—	—	—		—	—	—	—	—	—
	$294,833	$278,471	$26,174		$916	$98	$3,725	$6,998	$368	$611,583
Current period gross charge offs	$2,379	$7,910	$621		$3	$—	$944	$9	$	$11,866
Weighted average risk grade	3.43	2.59	3.55		4.00	4.13	5.81	2.80	N/A	3.06
PCD
Pass	$—	$—	$—		$—	$—	$2,842	$—	$—	$2,842
Special Mention	—	—	—		—	—	1,295	—	—	1,295
Substandard	—	—	—		—	—	1,512	—	—	1,512
Doubtful	—	—	—		—	—	—	—	—	—
	$—	$—	$—		$—	$—	$5,649	$—	$—	$5,649
Current period gross charge offs	$—	$—	$—		$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A		N/A	N/A	4.66	N/A	N/A	4.66
Total	$582,826	$925,077	$502,061		$129,125	$129,606	$770,751	$155,215	$24,753	$3,219,414
Current period gross charge offs	$2,379	$7,910	$621		$20	$572	$3,554	$1,638	$—	$16,694
Weighted average risk grade	3.28	3.00	3.20		3.50	3.40	3.52	3.22	3.59	3.26

Revolving loans that converted to term during 2024 and 2023 were as follows (in thousands):

	For the year ended December 31, 2024	For the year ended December 31, 2023
Commercial real estate - owner occupied	$995	$2
Commercial real estate - non-owner occupied	—	2,865
Residential 1-4 family	1,368	133
Commercial loans	554	684
Paycheck Protection Program loans	—	368
Consumer loans	339	—
Total loans	$3,256	$4,052

There were no foreclosed residential real estate property held or in the process of foreclosure as of December 31, 2024. There were no foreclosed residential real estate property held as of December 31, 2023. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.8 million as of December 31, 2023.

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. For allowance modeling purposes, the Company’s loan pools include but are not limited to (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction and land development, (iv) commercial, (v) agricultural loans, (vi) residential 1-4 family and (vii) consumer loans. Primis periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each loan pool, the Company measures expected credit losses over the life of each loan utilizing a combination of inputs: (i) probability of default, (ii) probability of attrition, (iii) loss given default and (iv) exposure at default. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the probability of default input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions. Significant macroeconomic variables utilized in our allowance models include, among other things, (i) Virginia (VA) Gross Domestic Product, (ii) VA House Price Index, and (iii) VA unemployment rates.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2024 and 2023, calculated in accordance with ASC 326 (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,623	4,194	1	1,045	6,423	971	511	4,062	3,932	—	25,762
Q-factor and other qualitative adjustments	321	698	19	158	396	649	22	694	362	—	3,319
Specific allocations	955	2,074	—	—	—	—	—	6,038	15,331	245	24,643
Total	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2023	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$3,981	$5,024	$2	$745	$4,559	$1,144	$332	$4,493	$20,098	$—	$40,378
Q-factor and other qualitative adjustments	274	798	29	384	379	446	32	1,246	—	—	3,588
Specific allocations	—	—	—	—	—	—	—	581	5,990	1,672	8,243
Total	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209

As part of management’s ongoing review process and as an annual requirement, during the third quarter of 2024 the Company refreshed and recalibrated the historical loss rates, forecast assumptions, and qualitative factor framework of the CECL model. Management considered the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. Qualitative reserve adjustments were driven by key risk indicators, that management tracked on a pool-by-pool basis, which included loan-to-value, borrower debt service coverage exceptions and large concentrations. Updated peer groups were also determined in collaboration with the Company’s CECL consultant. Management included banks in Virginia, Maryland, North Carolina, and Pennsylvania that were between $2.0 billion and $10.0 billion in asset size and between $5.0 billion and $20.0 billion, based on a national geography, for the national peer group. The peer group population was further narrowed using statistical analysis with a focus on total loans, percent of charge-offs, portfolio yields, and percent of charge-offs during recession. Adjustment to the calculation of confidence intervals used for regression analysis in the development of the loss driver models resulted in an extreme variance in the low and conservative bound intercepts. Effective with the third quarter estimate, the modeling election around intercepts was changed from conservative to neutral, which substantially impacted the loss rates across all segments. Generally, this change resulted in calculated reserve amounts that were lower when compared to prior models.

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

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the years ended December 31, 2024 and 2023 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Year Ended December 31, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209
Provision (recovery)	1,613	1,144	(11)	74	1,887	30	175	5,380	41,756	(1,427)	50,621
Charge offs	—	—	—	—	(8)	—	(9)	(926)	(50,092)	—	(51,035)
Recoveries	31	—	—	—	2	—	3	20	1,873	—	1,929
Ending balance	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724

Year Ended December 31, 2023
Allowance for credit losses:
Beginning balance	$5,558	$7,147	$25	$1,373	$4,091	$2,201	$329	$7,853	$3,895	$2,072	$34,544
Provision (recovery)	(1,303)	(265)	6	(354)	1,453	(611)	62	373	33,579	(400)	32,540
Charge offs	—	(1,170)	—	(2)	(770)	—	(32)	(2,854)	(11,866)	—	(16,694)
Recoveries	—	110	—	112	164	—	5	948	480	—	1,819
Ending balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209

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

The following table presents principal balance of loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$6,266	$955	$5,404	$—
Commercial real estate - non-owner occupied	28,764	2,074	—	—
Secured by farmland	378	—	480	—
Residential 1-4 family	2,268	—	2,695	—
Multi- family residential	852	—	923	—
Home equity lines of credit	628	—	290	—
Commercial loans	25,947	6,038	2,930	581
Consumer loans	22,885	15,331	6,002	5,990
Total non-PCD loans	87,988	24,398	18,724	6,571
PCD loans	5,289	245	5,649	1,672
Total loans	$93,277	$24,643	$24,373	$8,243

The following table presents a breakdown between loans at amortized cost that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets (1)	Assets (1)	Assets (1)	Assets (1)
Commercial real estate - owner occupied	$4,229	$—	$5,986	$—
Commercial real estate - non-owner occupied	30,130	—	1,365	—
Secured by farmland	1,277	—	1,338	—
Construction and land development	—	—	65	—
Residential 1-4 family	3,038	—	3,512	—
Multi- family residential	857	—	925	—
Home equity lines of credit	635	—	289	—
Commercial loans	26,424	—	2,097	—
Consumer loans	—	—	—	393
Total loans	$66,590	$—	$15,577	$393

Collateral value	$75,375	$—	$30,907	$12
(1) loan balances include PCD loans and are presented net of SBA guarantees

4. DERIVATIVES

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans  that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period the accrued interest is waived, but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative. The fair value of the derivative instrument was an asset of $4.5 million and $10.8 million as of December 31, 2024 and 2023, respectively. The underlying cash flows were $4.8 million and $12.4 million as of December 31, 2024 and 2023, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value.

The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands):

	December 31, 2024
			Weighted
	Low	High	Total
Remaining cumulative charge-offs	$28,387	$41,994	n/a
Remaining cumulative promotional prepayments (1)	$24,322	$53,661	$34,366
Average life (years)	n/a	n/a	0.5
Discount rate	4.28%	14.39%	14.39%

	December 31, 2023
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$25,661	$35,334	n/a
Remaining cumulative promotional prepayments (1)	$41,085	$75,086	$49,716
Average life (years)	n/a	n/a	1.0
Discount rate	4.63%	14.64%	14.64%
(1)	Reflects principal amount expected to prepay.

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

Best efforts and mandatory forward loan sale commitments are commitments to sell individual mortgage loans using both best efforts and mandatory delivery at a fixed price to an investor at a future date. Forward loan sale commitments that are mandatory delivery are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Forward loan sale commitments that are best efforts are not derivatives but can be and have been accounted for at fair value, determined in a similar manner to those that are mandatory delivery. Forward loan sale commitments are recorded on the balance sheet as derivative assets and derivative liabilities with changes in their fair values recorded in mortgage banking income in the income statement.

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Average pullthrough rates	89.2%	77.2%
Average costs to originate	1.31%	1.36%

The following summarizes derivative and non-derivative financial instruments as of December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,000	$34,593
Derivative liabilities	$—	$—
(1) Pullthrough rate adjusted
	December 31, 2024
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$82	$6,352

	December 31, 2023
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$611	$23,077
Derivative liabilities	$200	$62,250
(1) Pullthrough rate adjusted
	December 31, 2023
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$91	4,677

The notional amounts of mortgage loans held for sale not committed to investors was $54.7 million and $46.2 million as of December 31, 2024 and 2023, respectively.

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

Loans Held for Investment and Interest Rate Swaps

The Company entered into interest rate swaps on a portion of its loans held for investment portfolio that are accounted for at fair value on a recurring basis. The swaps are valued using significant other observable inputs including prices observed for similar exchange traded instruments and are therefore classified in Level 2. The related loans held for investment are measured using remaining designated cash flows of the hedged item based on the inception benchmark rate component of the contractual coupon cash flows, discounted at the benchmark interest rate being hedged and are therefore classified in Level 2.

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

Mandatory Forward Loan Sales Commitments: Fair values for mandatory forward loan sales commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Due to the unobservable inputs used by Primis, mandatory loan sales commitments are classified within Level 3 of the valuation hierarchy.

To-Be-Announced Mortgage-Backed Securities Trades: Fair values for TBA’s are based on the gain or loss that would occur if the Company were to pair-off transaction at the measurement date and are classified within Level 3 of the valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$91,407	$—	$91,407	$—
Obligations of states and political subdivisions	29,705	—	29,705	—
Corporate securities	15,080	—	15,080	—
Residential government-sponsored collateralized mortgage obligations	56,390	—	56,390	—
Government-sponsored agency securities	13,836	—	13,836	—
Agency commercial mortgage-backed securities	22,178	—	22,178	—
SBA pool securities	7,307	—	7,307	—
	235,903	—	235,903	—
Loans held for investment	249,190	—	249,190	—
Loans held for sale, at fair value	83,276	—	83,276	—
Consumer Program derivative	4,511	—	—	4,511
Mortgage banking financial assets	82	—	—	82
Mortgage banking derivative assets	1,000	—	—	1,000
Total assets	$573,962	$—	$568,369	$5,593

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$96,808	$—	$96,808	$—
Obligations of states and political subdivisions	30,080	—	30,080	—
Corporate securities	14,048	—	14,048	—
Collateralized loan obligations	4,982	—	4,982	—
Residential government-sponsored collateralized mortgage obligations	34,471	—	34,471	—
Government-sponsored agency securities	13,711	—	13,711	—
Agency commercial mortgage-backed securities	30,110	—	30,110	—
SBA pool securities	4,210	—	4,210	—
	228,420	—	228,420	—
Loans held for investment	248,906	—	248,906	—
Loans held for sale, at fair value	57,691	—	57,691	—
Consumer Program derivative	10,806	—	—	10,806
Mortgage banking financial assets	91	—	—	91
Mortgage banking derivative assets	611	—	—	611
Interest rate swaps	1,068	—	1,068	—
Total assets	$547,593	$—	$536,085	$11,508

Liabilities:
Mortgage banking derivative liabilities	$200	—	$—	$200
Total liabilities	$200	$—	$—	$200

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

Certain loans are held for sale and recorded at the lower of cost or market due to the Company’s decision to sell the loans as of the balance sheet date. The portion of these loans included in Level 1 were valued based on an executed sales contract between the Company and an independent third-party purchaser of the loans that indicates the price to be paid by the buyer and received by the Company. The loans included in this category are the LPF loans being sold to EverBank on January 31, 2025.

The other loans in held for sale and recorded at the lower of cost or market are Consumer Program loans and are included in Level 2. The primary input used to value these loans were bid prices received by the Company from independent third parties during the recent marketing process for the portfolio of loans. The Company received a range of bid prices for the portfolio, which were based on preliminary review of the portfolio by the third-parties and was contingent on further diligence being performed by the potential buyer. The range of bids received during the marketing process contemplated purchase discounts to the portfolio between 9% and 26%.  Primis marked the portfolio when it transferred it to held for sale based on its determination of the mid-point of the aggregate of all bids received, which represented a discount of 15% to par.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,590	$—	$—	$66,590
Loans held for sale, at lower of cost or market	163,832	50,662	113,170	—
Assets held for sale	5,497	—	—	5,497

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$15,577	$—	$—	$15,577
Assets held for sale	6,735	—	—	6,735

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows (in thousands) for the periods indicated:

		December 31, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$64,505	$64,505	$77,553	$77,553
Securities available-for-sale	Level 2	235,903	235,903	228,420	228,420
Securities held-to-maturity	Level 2	9,448	8,602	11,650	10,839
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	13,037	13,037	14,246	14,246
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	2,833,723	2,564,623	3,167,205	3,068,663
Loans held for sale	Level 2	83,276	83,276	57,691	57,691
Loans held for sale, at lower of cost or market	Level 3	163,832	163,832	—	—
Consumer Program derivative	Level 3	4,511	4,511	10,806	10,806
Mortgage banking financial assets	Level 3	82	82	91	91
Mortgage banking derivative assets	Level 3	1,000	1,000	611	611
Interest rate swaps, net	Level 2	752	752	1,068	1,068
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,256,632	$1,256,632	$1,245,969	$1,245,969
Money market and savings accounts	Level 2	1,574,225	1,574,225	1,578,288	1,578,288
Time deposits	Level 3	340,178	339,767	445,898	443,765
Securities sold under agreements to repurchase	Level 1	3,918	3,918	3,044	3,044
FHLB advances	Level 1	—	—	30,000	30,000
Junior subordinated debt	Level 2	9,880	9,016	9,830	9,039
Senior subordinated notes	Level 2	85,998	85,987	85,765	84,513
Secured borrowings	Level 3	17,195	17,195	20,393	20,393
Mortgage banking derivative liabilities	Level 3	—	—	200	200

Carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative asset, interest rate swaps, demand deposits, savings accounts, money market accounts, FHLB advances, secured borrowings and securities sold under agreements to repurchase.

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

6.          BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Land	$4,867	$4,867
Land improvements	1,502	1,502
Building and improvements	18,131	18,131
Leasehold improvements	3,885	3,885
Furniture, fixtures, equipment and software	10,472	9,730
Construction in progress	172	30
	39,029	38,145
Less accumulated depreciation and amortization	19,597	17,534
Bank premises and equipment, net	$19,432	$20,611

  Depreciation and amortization expense related to bank premises and equipment for 2024, 2023 and 2022 was $2.2 million, $2.4 million and $2.5 million, respectively.

7. LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, Primis accounts for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. At December 31, 2024 and 2023, the Company had operating lease liabilities totaling $11.6 million and $11.7 million, respectively, and right-of-use assets totaling $10.3 million and $10.6 million, respectively, related to these leases. We do not currently have any financing leases. For the years ended December 31, 2024, 2023, and 2022, our net operating lease costs were $2.2 million, $2.5 million, and $2.3 million respectively. These net operating lease costs are reflected in occupancy expenses in our consolidated income statements.

The following table presents other information related to our operating leases:

	For the Year Ended
	December 31, 2024	December 31, 2023
Other information:
Weighted-average remaining lease term - operating leases, in years	6.3	7.2
Weighted-average discount rate - operating leases	4.0%	3.9%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	December 31, 2024
Lease payments due:
2025	$2,265
2026	2,259
2027	2,242
2028	2,138
2029	1,608
Thereafter	2,667
Total lease payments	13,179
Less: imputed interest	(1,613)
Lease liabilities	$11,566

As of December 31, 2024, the Company did not have any operating leases that had not yet commenced that would create additional lease liabilities and right-of-use assets for the Company. The amount of expense recognized for the years ended December 31, 2024, 2023, and 2022 related to short-term leases was $0.3 million, $0.6 million, and $0.2 million, respectively.

8.          GOODWILL AND INTANGIBLE ASSETS

Goodwill

Primis has $93.5 million of goodwill at both December 31, 2024 and 2023. Goodwill is primarily related to the acquisition of other banks before 2022 and PMC in 2022.

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment occurs as of September 30th every year. For our annual 2024 assessment, as described in Note 1, we performed a step one quantitative assessment to determine if the fair value of our reporting units were less than their carrying amounts. The Company determined, based on the assessments, that the Primis Bank and the PMC reporting units fair values were more than their carrying amounts and no impairment charge was required.

In 2023, the Company determined, based on its annual assessment, that the PMC reporting unit fair value was more than the carrying amount, but the Bank reporting unit fair value was less than its carrying amount. The Company recorded an impairment of $11.2 million in the December 31, 2023 income statement related to the Bank reporting unit.

Intangible Assets

Intangible assets were as follows at year end (in thousands):

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable Intangibles	$17,592	$(16,927)	$665

	December 31, 2023
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable intangibles	$17,620	$(15,662)	$1,958

Estimated amortization expense of intangibles for the years ended December 31 were as follows (in thousands):

2025	$629
2026	27
2027	9
Total	$665

9.          DEPOSITS

As of December 31, 2024, the scheduled maturities of time deposits are as follows (in thousands):

2025	$287,575
2026	43,294
2027	5,344
2028	2,237
2029	1,728
Total	$340,178

The aggregate amount of time deposits in denominations of $250 thousand or more as of December 31, 2024 and 2023 was $120.7 million and $123.7 million, respectively. The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2024 (in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$38,659	$41,695	$26,477	$13,913	$120,744

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

10.         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at December 31, 2024 and 2023 was $3.9 million and $3.0 million, respectively.

At both December 31, 2024 and 2023, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $6.8 million to customers who require collateral for overnight repurchase agreements and deposits.

Other borrowings consist of the following (in thousands):

	December 31,
	2024	2023

FHLB collateral advances maturing 10/15/2024	$—	$30,000
Securities sold under agreements to repurchase	3,918	3,044
Total	$3,918	$33,044

Weighted average interest rate at year end	—%	5.57%

    Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances paid off earlier than maturity. The Company repaid its short-term FHLB advances of $30.0 in the first quarter of 2024. As of December 31, 2024, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $564.0 million from the FHLB, of which the Company has the full amount available to borrow. Residential 1-4 family mortgage loans in the amount of approximately $356.6 million and $364.6 million were pledged as collateral for FHLB advances as of December 31, 2024 and 2023, respectively. HELOCs in the amount of approximately $30.4 million and $31.6 million were pledged as collateral for FHLB advances as of December 31, 2024 and 2023, respectively. Commercial mortgage loans in the amount of approximately $177.0 million and $199.9 million were pledged as collateral for FHLB advances as of December 31, 2024 and 2023, respectively. No investment securities were pledged as collateral as of December 31, 2024 and  2023.

In June 2023, the Bank took the necessary steps to participate in the Federal Reserve discount window borrowing program. As of December 31, 2024, the Bank had borrowing capacity of $546.0 million within the program and has not borrowed under the program during the year.

Secured Borrowings

The Company transferred $1.1 million and $23.4 million in principal balance of loans to another financial institution in 2024 and 2023, respectively, that were accounted for as secured borrowings. The balance of secured borrowings was $17.2 million and $20.4 million as of December 31, 2024 and 2023, respectively. The remaining amortized cost balance of the underlying loans was $17.3 million and $20.5 million as of December 31, 2024 and 2023, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of December 31, 2024 and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of Note 3 – Loans and Allowance for Credit Losses.  The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the year ended December 31, 2024. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

11.         JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of December 31, 2024 and 2023, there was $10.3 million outstanding, net of approximately $0.4 million and $0.5 million, respectively, of debt issuance costs. As of December 31, 2024 and 2023, the interest rate payable on the trust preferred securities was 7.56% and 8.59%, respectively. As of December 31, 2024 and 2023, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027.  Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of December 31, 2024 and 2023, 40% and 60%, respectively, of these notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. As of December 31, 2024 and 2023, all of these notes qualified as Tier 2 capital.

As of December 31, 2024 and 2023, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1.0 million and $1.2 million, respectively.

12.         INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets as of December 31, 2024 and 2023 consist primarily of the following (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$12,412	$12,179
Unearned loan fees and other	3,201	3,054
Lease liability	2,583	2,635
Net unrealized loss on investment securities available for sale	5,964	6,161
Federal low income housing credit carryforward	369	492
Deferred compensation	1,458	1,564
Capitalized research and experimental expenditures	1,238	1,790
Net operating loss	5,460	796
Other	2,696	2,122
Valuation allowance	(3,457)	(704)
Total deferred tax assets, net of valuation allowance	31,924	30,089
Deferred tax liabilities:
Right-of-use assets	2,331	2,449
Purchase accounting	911	974
Depreciation	606	767
Derivative asset	1,007	2,424
Other	603	1,080
Total deferred tax liabilities	5,458	7,694
Net deferred tax assets	$26,466	$22,395

The Company had a valuation allowance of $3.5 million and $0.7 million related to PFH recorded against deferred tax assets as of December 31, 2024 and 2023, respectively.  Management believes that the realization of the remaining deferred tax assets was more likely than not based on the expectation that Primis will generate the necessary taxable income in future periods.

The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, the policy is to record such accruals in income tax accounts; no such accruals existed as of December 31, 2024, 2023 or 2022. Primis and its subsidiaries file a consolidated U.S. federal income tax return and individually file numerous state income tax returns. These returns are subject to examination by taxing authorities for all years after 2020.

The provision for income taxes consists of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Current tax expense
Federal	$21	$1,861	$5,982
State	9	771	503
Total current tax expense	30	2,632	6,485

Deferred tax expense (benefit)
Federal	(4,178)	(2,699)	(3,234)
State	(90)	(1,000)	(66)
Total deferred tax benefit	(4,268)	(3,699)	(3,300)
Total income tax expense (benefit)	$(4,238)	$(1,067)	$3,185

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income for the years ended December 31, 2024, 2023 and 2022 due to the following (in thousands):

	2024	2023	2022
Computed expected tax (benefit) expense at statutory rate	$(6,070)	$(2,348)	$3,640
Increase (decrease) in tax expense resulting from:
Remeasurement of deferred tax assets and liabilities	257	(531)	(148)
Low income housing tax credits, net of amortization	19	1	4
Income from bank-owned life insurance	(506)	(424)	(419)
Goodwill impairment	—	2,342	—
Research and development credit	(33)	(1,150)	—
Valuation allowance	2,098	704	—
State taxes, net	(110)	503	158
Other, net	107	(164)	(49)
Total income tax expense (benefit)	$(4,238)	$(1,067)	$3,185

During 2023, the Company recorded an adjustment of $0.5 million to reflect remeasurement of deferred taxes and liabilities driven by state rate changes in 2023.

13.         EMPLOYEE BENEFITS

Primis has a 401(k) plan that allows all employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Primis. The expense for 2024, 2023 and 2022 was $1.2 million, $1.4 million and $1.3 million, respectively.

The Bank previously maintained a deferred compensation plan in the form of Supplemental Executive Retirement Plan (“SERP”) for four (4) former executives. Under the plan, the Bank pays each participant, or their beneficiary, compensation deferred plus accrued interest for a period of 15 to 17 years after their retirement or age 62 depending on the terms and conditions of each plan. A liability is accrued for the obligations under these plans and was $6.5 million and $7.0 million as of December 31, 2024 and 2023, respectively.  The expense related to the SERP in 2024, 2023 and 2022 was $0.3 million in each year.

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

A summary of stock option activity for 2024 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	54,800	$11.49	1.7	$64
Exercised	(19,000)	11.03
Options outstanding, end of period	35,800	$11.73	1.0	4

Exercisable at end of period	35,800	$11.73	1.0	4

There were no stock-based compensation expense associated with stock options for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for 2024 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	40,300	$13.59	2.3
Vested	(18,400)	14.26
Forfeited	(1,000)	9.79
Unvested restricted stock outstanding, end of period	20,900	$13.18	1.8

Stock-based compensation expense for time vested restricted stock awards totaled $0.3 million, $0.7 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, unrecognized compensation expense associated with time vested restricted stock awards was $0.1 million.

A summary of performance-based restricted stock units (the “Units”) for 2024 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	244,710	$11.77	3.1
Vested	(11,916)	12.24
Forfeited	(9,334)	10.67
Unvested Units outstanding, end of period	223,460	11.79	2.1

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

The Company recognized $0.6 million and $0.3 million of stock-based compensation expense during the year ended December 31, 2024 and 2023, respectively as a result of the probability of a portion of the Units vesting. During the year ended December 31, 2022, the Company did not recognize any stock-based compensation expense associated with these Units because it was not probable that the Units will vest. The potential unrecognized compensation expense associated with these Units was $4.2 million and $4.4 million, as of December 31, 2024 and 2023, respectively.

15.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial Instruments With Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Primis had letters of credit outstanding totaling $9.9 million and $9.6 million as of December 31, 2024 and 2023, respectively.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is based on the contractual amount of these instruments. Primis uses the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Unless noted otherwise, we do not require collateral or other security to support financial instruments with credit risk.

Allowance For Credit Losses - Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Primis is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans and Allowance for Credit Losses, as if such commitments were funded. The allowance for credit losses on off-balance sheet credit exposures is reflected in other liabilities in the consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance sheet credit exposures:

	2024	2023

Balance as of January 1	$1,579	$1,416
Credit loss expense	(458)	163
Balance as of December 31	$1,121	$1,579

Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments are made predominately for adjustable rate loans, and generally have fixed expiration dates of up to three months or other termination clauses and usually require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Primis evaluates each customer’s creditworthiness on a case-by-case basis.

The Company had $93.7 million of mortgage loan commitments outstanding as of December 31, 2024, all of which contractually expire within thirty years.

As of December 31, 2024 and 2023, the Company had unfunded lines of credit and undisbursed construction loan funds totaling $459.2 million and $473.1 million, respectively, not all of which will ultimately be drawn. Virtually all of the unfunded lines of credit and undisbursed construction loan funds are variable rate.

Primis also had commitments on subscription agreements entered into for investments in non-marketable equity securities of $0.9 million and $1.6 million, as of December 31, 2024 and 2023, respectively.

16.         EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations for 2024, 2023 and 2022 (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2024
Basic EPS	$(16,205)	24,688	$(0.66)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(16,205)	24,688	$(0.66)

For the year ended December 31, 2023
Basic EPS	$(7,832)	24,639	$(0.32)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(7,832)	24,639	$(0.32)

For the year ended December 31, 2022
Basic EPS from continuing operations	$14,148	24,561	$0.58
Effect of dilutive stock options and unvested restricted stock	—	108	(0.01)
Diluted EPS from continuing operations	$14,148	24,669	$0.57

    The Company had 35,800 and 54,800 anti-dilutive options as of December 31, 2024 and 2023, respectively. The Company did not have any anti-dilutive options as of December 31, 2022.

17.         REGULATORY MATTERS

Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), Primis must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2024, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Primis Financial Corp.
Leverage ratio	$288,646	7.76%	$148,827	4.00%	n/a	n/a
Common equity tier 1 capital ratio	278,646	8.74%	143,467	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	288,646	9.05%	191,289	6.00%	n/a	n/a
Total risk-based capital ratio	399,483	12.53%	255,052	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$338,140	9.10%	$148,570	4.00%	$156,792	5.00%
Common equity tier 1 capital ratio	338,140	10.78%	141,113	4.50%	203,830	6.50%
Tier 1 risk-based capital ratio	338,140	10.78%	188,150	6.00%	250,867	8.00%
Total risk-based capital ratio	377,531	12.04%	250,867	8.00%	313,584	10.00%

December 31, 2023
Primis Financial Corp.
Leverage ratio	$312,521	8.37%	$149,300	4.00%	n/a	n/a
Common equity tier 1 capital ratio	302,521	8.96%	152,011	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	312,521	9.25%	202,681	6.00%	n/a	n/a
Total risk-based capital ratio	453,931	13.44%	270,242	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$364,874	9.80%	$148,989	4.00%	$186,236	5.00%
Common equity tier 1 capital ratio	364,874	10.88%	150,980	4.50%	218,082	6.50%
Tier 1 risk-based capital ratio	364,874	10.88%	201,306	6.00%	268,408	8.00%
Total risk-based capital ratio	406,663	12.12%	268,408	8.00%	335,510	10.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.04% as of December 31, 2024, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

18.         SEGMENT INFORMATION

The Company’s reportable operating segments are determined based on its internal organizational structure, which is overseen by the Chief Executive Officer (“CEO”), the Company’s designated Chief Operating Decision Maker (“CODM”). While the CEO consults with key members of his leadership team, the ultimate responsibility for making operational decisions and resource allocations resides with the CEO.  For the years ended December 31, 2024, 2023, and 2022, the Company’s internal organizational structure and resulting management reporting was concentrated around the Bank and Primis Mortgage, which resulted in the Company determining these to be its two reportable segments.

Primis’ organizational structure and its operational segments are determined by attributes such as products, services, and customer base which are then aggregated based on similarities around these attributes. The operating results for each segment are regularly reviewed by the CEO using a broad set of financial and operational data. Key financial data utilized by the CEO to assess financial performance and allocate resources includes loan and deposit growth, certain direct expenses, net interest income and mortgage banking income along with overall net income attributable to Primis’ common shareholders. The CEO also considers actual results compared to budgeted results in these metrics when assessing performance and making determinations related to resource allocations.  The following is a description of our reportable segments.

Primis Bank. This segment specializes in providing financing services to businesses in various industries along with consumer and residential loans to individuals. The segment also provides deposit-related services to businesses, non-profits, municipalities, and individual consumers. The primary source of revenue for this segment is interest income from the origination of loans, while the primary expenses are interest expenses on deposits, provisions for loan losses, personnel costs, and data processing expenses.

Primis Mortgage. This segment specializes in originating mortgages in a majority of the U.S. The primary source of revenue for this segment is noninterest income generated from the origination and sale of mortgage loans, while the primary expense of the segment is personnel costs.

The following table provides financial information for the Company's reportable segments. In additional to the Company’s two reportable segments as described above, the caption “Other” has been included to provide reconciliation to the Company’s consolidated results and includes operational costs that are not a part of the two reportable segments but don’t qualify to be considered a separate reportable segment. “Other” primarily includes the Primis Bank Holding Company and PFH, which are generally cost centers to the consolidated entity, along with elimination adjustments to reconcile the results of the reportable segments to the consolidated financial statements prepared in conformity with U.S. GAAP.

	As of and for the year ended December 31, 2024
	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company
($ in thousands)
Interest income	$5,571	$205,183	$215	$210,969
Interest expense	—	99,796	6,951	106,747
Net interest income	5,571	105,387	(6,736)	104,222
Provision for loan losses	—	50,621	—	50,621
Net interest income after provision for loan losses	5,571	54,766	(6,736)	53,601

Noninterest income:
Mortgage banking income	24,423	(504)	—	23,919
Other noninterest income	—	18,975	246	19,221
Total noninterest income	24,423	18,471	246	43,140

Noninterest expenses:
Salaries and benefits	19,667	38,271	8,677	66,615
Data processing expense	464	10,100	—	10,564
Other operating expenses	3,865	41,200	3,400	48,465
Total noninterest expenses	23,996	89,571	12,077	125,644
Income before income taxes	5,998	(16,334)	(18,567)	(28,903)
Income tax expense	1,029	(3,555)	(1,712)	(4,238)
Net income (loss)	4,969	(12,779)	(16,855)	(24,665)
Net income attributable to noncontrolling interests	—	—	8,460	8,460
Net income (loss) attributable to Primis' common stockholders	$4,969	$(12,779)	$(8,395)	$(16,205)

Total assets	$99,353	$3,579,720	$11,042	$3,690,115

(1)	Other includes Parent, PFH and intercompany eliminations.

	As of and for the year ended December 31, 2023
	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company
($ in thousands)
Interest income	$2,813	$189,564	$241	$192,618
Interest expense	—	87,029	6,878	93,907
Net interest income	2,813	102,535	(6,637)	98,711
Provision for loan losses	—	32,540	—	32,540
Net interest income after provision for loan losses	2,813	69,995	(6,637)	66,171

Noninterest income:
Mortgage banking income	17,645	—	—	17,645
Other noninterest income	29	27,576	—	27,605
Total noninterest income	17,674	27,576	—	45,250

Noninterest expenses:
Salaries and benefits	16,551	38,635	3,579	58,765
Data processing expense	369	9,176	—	9,545
Other operating expenses	3,233	50,488	569	54,290
Total noninterest expenses	20,153	98,299	4,148	122,600
Income before income taxes	334	(728)	(10,785)	(11,179)
Income tax expense	3	400	(1,470)	(1,067)
Net income (loss)	331	(1,128)	(9,315)	(10,112)
Net income attributable to noncontrolling interests	—	—	2,280	2,280
Net income (loss) attributable to Primis' common stockholders	$331	$(1,128)	$(7,035)	$(7,832)

Total assets	$66,282	$3,782,050	$8,214	$3,856,546
(1)	Other includes Parent, PFH and intercompany eliminations.

	As of and for the year ended December 31, 2022
	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company
($ in thousands)
Interest income	$705	$122,405	$177	$123,287
Interest expense	2	15,938	5,647	21,587
Net interest income	703	106,467	(5,470)	101,700
Provision for loan losses	—	11,271	—	11,271
Net interest income after provision for loan losses	703	95,196	(5,470)	90,429

Noninterest income:
Mortgage banking income	5,055	—	(1)	5,054
Other noninterest income	—	13,298	—	13,298
Total noninterest income	5,055	13,298	(1)	18,352

Noninterest expenses:
Salaries and benefits	7,819	40,418	768	49,005
Data processing expense	98	5,915	—	6,013
Other operating expenses	1,444	34,528	458	36,430
Total noninterest expenses	9,361	80,861	1,226	91,448
Income before income taxes	(3,603)	27,633	(6,697)	17,333
Income tax expense	(752)	5,345	(1,408)	3,185
Net income (loss)	(2,851)	22,288	(5,289)	14,148
Net income (loss) attributable to Primis' common stockholders	$(2,851)	$22,288	$(5,289)	$14,148

Total assets	$31,398	$3,526,230	$9,036	$3,566,664
(1)	Other includes Parent, PFH and intercompany eliminations.

19.         PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Primis Financial Corp. follows (in thousands):

CONDENSED BALANCE SHEETS

DECEMBER 31,

	2024	2023
ASSETS
Cash	$26,696	$23,627
Loans held for investment	1,000	1,500
Investment in subsidiaries and associated companies	409,108	438,883
Preferred investment in unaffiliated mortgage company	3,005	3,005
Investments in non-marketable equity securities	4,602	3,855
Other assets	4,797	3,288
Total assets	$449,208	$474,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Junior subordinated debt	$9,880	$9,830
Senior subordinated notes	85,998	85,765
Other liabilities	1,574	1,871
Total liabilities	97,452	97,466
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,722,734 and 24,693,172 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	247	247
Additional paid in capital	314,694	313,548
Retained earnings	58,047	84,675
Accumulated other comprehensive loss	(21,232)	(21,777)
Total stockholders' equity	351,756	376,693
Total liabilities and stockholders' equity	$449,208	$474,158

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2024	2023	2022
Income:
Cash dividends received from bank subsidiary	$20,000	$20,000	$15,000
Interest income	65	91	27
Other investment income	150	150	150
Total income	20,215	20,241	15,177
Expenses:
Interest on junior subordinated debt	912	887	536
Interest on senior subordinated notes	6,039	5,992	5,111
Other operating expenses	1,396	1,335	1,227
Total expenses	8,347	8,214	6,874
Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	11,868	12,027	8,303
Income tax benefit	(1,712)	(1,470)	(1,408)
Equity in undistributed net income (loss) of subsidiaries and associated companies	(29,785)	(20,797)	4,437
Net income (loss) to common stockholders	$(16,205)	$(7,300)	$14,148

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2024	2023	2022
Operating activities:
Net income (loss)	$(16,205)	$(7,300)	$14,148
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Equity in undistributed net income (loss) of subsidiaries and associated companies	9,787	797	(19,436)
Loan forgiven	500	500	—
Other, net	(581)	(350)	1,228
Net cash and cash equivalents used in operating activities	(6,499)	(6,353)	(4,060)
Investing activities:
Net decrease in loans	—	—	(2,000)
Increase in non-marketable equity securities investments	(747)	(1,536)	(1,889)
Dividend from subsidiaries	20,000	20,000	15,000
Net cash and cash equivalents provided by investing activities	19,253	18,464	11,111
Financing activities:
Proceeds from exercised stock options	210	146	572
Repurchase of restricted stock	(4)	(31)	(11)
Cash dividends paid on common stock	(9,891)	(9,875)	(9,853)
Net cash and cash equivalents used in financing activities	(9,685)	(9,760)	(9,292)
Net change in cash and cash equivalents	3,069	2,351	(2,241)
Cash and cash equivalents at beginning of period	23,627	21,276	23,517
Cash and cash equivalents at end of period	$26,696	$23,627	$21,276

20.         RELATED PARTY TRANSACTIONS

During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company. Loan activity to related parties is as follows (in thousands):

2024
Balance at January 1,	$26,610
Principal advances	2,283
Principal paid	(11,783)
Transfers in (out) of related party status	(145)
Balance at December 31,	$16,965

Primis has also entered into deposit transactions with its related parties. The aggregate amount of these deposit accounts were $30.0 million and $38.3 million as of December 31, 2024 and 2023, respectively.

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

PFH

PFH is a separate legal entity that owns the rights to the Panacea Financial brand and intellectual property with a goal of growing and monetizing those assets. The Panacea Financial Division of the Bank has a partnership agreement with PFH and is the primary bank partner. The substantial activities between PFH and the Panacea Financial Division of the Bank along with limited activities of PFH outside of its relationship with the Company results in the Company having a controlling financial interest in PFH and as the primary beneficiary, the Company consolidates PFH. As of December 31, 2024, PFH had approximately $13.4 million of cash and $0.2 million of other receivables and a nominal amount of prepaid insurance assets and $2.9 million of accrued legal and other liabilities that are included in the Company’s consolidated balance sheet. PFH’s cash is on deposit with the bank and it is eliminated in consolidation. PFH’s assets may only be used to settle PFH’s liabilities and PFH’s creditors do not have any recourse to the Company related to PFH’s liabilities. During the year ended December 31, 2024, the Company did not provide any financial or other support to PFH that it was not contractually required to provide. As part of the Company's agreement with PFH, the Company has agreed to pay PFH excess profits in the Panacea division above a target hurdle return on average assets in the division.  In periods where the profits in the Panacea division do not reach the hurdle amount, PFH reimburses the Company up to that amount.  The target return was not acheived by the Panacea division in 2024 requiring reimbursement from PFH.

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

The low income housing tax credit funds and non-marketable and other equity investments meet the criteria of a VIE, however, the Company is not the primary beneficiary of the entities, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities and their accounts are not included in the Company’s consolidated financial statements. The Company’s investment in the VIEs were carried as other assets on the consolidated balance sheets.

The low income housing tax credit funds were carried at $2.1 million and $2.7 million as of December 31, 2024 and 2023, respectively. Tax credits, net of amortization recognized related to these investments during the years ended December 31, 2024 and 2023 were $19 thousand and $1 thousand, respectively. Additional capital calls expected for the funds totaled $0.2 million and $0.2 million as of December 31, 2024 and 2023, respectively and are accrued for in other liabilities on the consolidated balance sheets.

The non-marketable and other equity investments were carried at $6.5 million and $5.9 million as of December 31, 2024 and 2023, respectively. Primis also makes commitments on the subscription agreements entered into for the investments in non-marketable equity securities. For additional details, see Note 15 – Financial Instruments with Off-Balance Sheet Risks.

The Company’s maximum exposure to loss from unconsolidated VIEs is the higher of the investment recorded on the Company’s consolidated balance sheets or the commitment on the investment. As of December 31, 2024 and 2023, the maximum exposure to loss for our unconsolidated VIEs was $9.5 million and $10.2 million, respectively.

22.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 28, 2025, the date the financial statements were available to be issued. The Company has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

Consumer Program Loans Held For Sale

In March 2025, the Company determined it no longer plans to sell a pool of Consumer Program loans classified as held for sale as of December 31, 2024. These loans will be reclassified to loans held for investment as of March 31, 2025 as the Company has the positive intent and ability to hold the loans for the foreseeable future or until maturity. As described above, these loans have an aggregate value as of December 31, 2024 of $113.2 million, that is net of a $20 million fair market value adjustment, which becomes the new amortized cost for the portfolio upon classification to loans held for investment and adjusted for activity in the first quarter of 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934).

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

The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses in internal controls as described below in section (b). Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in this Annual Report on Form 10-K, for the year ended December 31, 2024, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.

(b)Management’s Report on Internal Control Over Financial Reporting. Management of Primis Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for Primis Financial Corp. (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Primis Financial Corp. conducted an evaluation of the effectiveness of our internal control over Primis’ financial reporting as of December 31, 2024 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is not effective as of December 31, 2024.

Management identified three material weaknesses in internal controls over financial reporting for the year ended December 31, 2024. The material weaknesses were related to one new material weakness and two existing material weaknesses that had not been fully remediated:

1.	One existing material weakness was related to accounting for loan transfers as described in the 2023 Form 10-K, Part II. Item 9A. The Company did not maintain effective controls over the design and operation of its accounting determinations for transfers of financial assets, including lack of a formally designed process and procedure for identification of the complete population of loan transfers at period end. The material weakness resulted in a balance sheet misclassification error as of December 31, 2024, before correction, of $20 million between loans held for investment and loans held for sale, at the lower of cost or market.
2.	One existing material weakness was related to the third-party consumer loan allowance as described in the 2023 Form 10-K, Part II. Item 9A. The Company did not maintain effective controls over the design and operation of its process for evaluation of credit losses on the third party managed consumer loan portfolio including evaluating recent actual and subsequent event loss history on the portfolio relative to previous model inputs. The Company failed to consider if third-party consumer loan credit losses experienced in the first quarter of 2025 supported the Company’s expected credit loss assumptions for the third-party loan portfolio as of December 31, 2024. The material weakness resulted in an understatement of our allowance for credit losses on the consolidated balance sheet as of December 31, 2024 and an understatement of our provision for credit losses in the consolidated income statement for the year ended December 31, 2024, before correction, of $6.5 million. The impact to net loss to common shareholders for the year ended December 31, 2024 of this misstatement, before correction, was an understatement of net loss by $5.0 million.
3.	Proper restrictions and review controls related to deposit account processing. The existing controls do not include sufficient restrictions for transfers between deposit accounts, including into or out of an individual’s own deposit account. The Company’s existing controls also do not contain a sufficient level of detail around review of deposit processing to determine that an appropriate level of segregation of duties is being maintained. The material weakness did not result in any identified financial statement misstatements.

Crowe, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Remediation Plans

(i)	Loan transfers

Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over the identification of loan transfer transactions and management review of the transactions, including appropriate disclosure in its periodic financial reports. The Company intends to enhance the already implemented controls in 2024 that incorporated controls related to management review and third-party legal review of loan transfers.  Specifically, the Company will further refine its controls to include a review for pending loan transfers at period end to ensure appropriate recognition and disclosure of the pending transfers in its periodic reporting. The Company has made progress in its remediation efforts related to this material weakness, but the material weakness will not be considered remediated until the applicable remedial controls are in place and operate for a sufficient period.

(ii)	Third-party consumer loan allowance

Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over the allowance related to loans originated and serviced by a third-party. The Company intends to enhance the already implemented controls in 2024 that incorporated Company-specific credit loss experience to replace peer credit loss experience.  Specifically, the Company will further refine its allowance for credit loss process related to the third-party consumer loans to identify and consider events happening subsequent to a period end that provide evidence of conditions as of the period end that may impact the determination of the allowance for credit losses on the third-party consumer loan portfolio. The Company has made progress in its remediation efforts related to this material weakness, including incorporation of credit loss experience on this loan portfolio through March 31, 2025 in its allowance for credit losses on the portfolio as of December 31, 2024 in this Form 10-K. However, the material weakness will not be considered remediated until the applicable remedial controls are in place and operate for a sufficient period.

(iii)	Deposit account activity processing

Management continues to review and make changes to the overall design of its internal control environment, including implementation of a sufficient level of restrictions and controls around deposit account activity processing. The Company intends to supplement controls related to deposit account processing to prevent unauthorized transfers as follows:

●	Adding access restrictions to prevent an individual from processing activity into their own deposit account;
●	Supplementing existing internal deposit account activity reporting to ensure comprehensive reporting of deposit account processing details to allow for an effective independent review of deposit processing activity to assist in identifying any unusual processing activity;
●	Implementing quantitative thresholds around deposit processing that would trigger a specific review of individual deposit processing activity over the established quantitative threshold; and
●	Implementing reviews to verify employees have appropriate access levels commensurate with role requirements.

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

(c) Changes in Internal Control over Financial Reporting. Except for the material weaknesses noted above, there were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

The biographies of the directors and executive officers below contains information regarding the person’s service as a director and/or executive officer, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director and/or executive officer. Members of the Company’s and the Bank’s Board of Directors are expected to have the appropriate skills and characteristics necessary to function in the Company and Bank’s current operating environment and contribute to its future direction and strategies. These include legal, financial, management and other relevant skills. In addition, the Company looks to achieve a diversified Board, including members with varying experience, age, perspective, residence, background, race, gender, and other demographic characteristics.

The following table sets forth certain information with respect to the Company’s Class I, Class II and Class III directors, and the executive officers of the Company and the Bank who are not also directors:

Name	Age	Positions with the Company and Bank
Directors:
John F. Biagas	60	Class I Director and Chairman of the Company; Director and Chairman of the Bank

Robert Y. Clagett	84	Class III Director of the Company; Director of the Bank

Deborah B. Diaz	67	Class III Director of the Company; Director of the Bank

John M. Eggemeyer	79	Class I Director of the Company; Director of the Bank

F.L.Garrett, III	84	Class I Director of the Company; Director of the Bank

Dr. Allen R. Jones Jr.	61	Class I Director of the Company; Director of the Bank

Charles A. Kabbash	87	Class III Director of the Company; Director of the Bank

W. Rand Cook	71	Class II Director and Vice-Chairman of the Company; Director and Vice-Chairman of the Bank

Eric A. Johnson	71	Class II Director of the Company; Director of the Bank

Dennis J. Zember, Jr.	55	Class II Director of the Company; Director of the Bank; President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank
Executive Officers:
Matthew A. Switzer	47	Executive Vice President and Chief Financial Officer of each of the Company and the Bank

Rickey A. Fulk	58	Executive Vice President of the Company and President of the Bank

Marie T. Leibson	61	Executive Vice President and Chief Credit Officer of each of the Company and the Bank

Ann-Stanton C. Gore	39	Executive Vice President and Chief Marketing Officer of each of the Company and the Bank

John F. Biagas has been a director of the Company and the Bank since the closing of the Company’s merger with Eastern Virginia Bankshares, Inc. (“EVBS”) in June 2017, and on March 20, 2025, the Board of Directors named Mr. Biagas Chairman of the Board of Directors of the Company and the Bank. Mr. Biagas served as a director of EVBS and Eastern Virginia Bank (“EVB”) from 2014 until 2017, and has been the owner, President and CEO of Bay Electric Co., Inc., an electrical and general contractor located in Newport News, Virginia since 1997. Mr. Biagas is a Master Electrician licensed in four states and the District of Columbia. Bay Electric serves a very diverse client base and specializes in general contracting as well as in design/build general and electrical construction, security/technology solutions and services, and solar photovoltaic. Under Mr. Biagas’ direction, Bay Electric has become one of the fastest growing minority-owned electrical and general construction contractors in the Mid-Atlantic region with annual revenues in excess of $70 million. Mr. Biagas is also the Vice Rector for the Old Dominion University Board of Visitors and serves as vice chair of the Student Advancement Committee and as a member of the Administration and Finance Committee. Mr. Biagas provides the Board of Directors essential guidance related to his business development expertise and general business experience through owning and operating a fast-paced contracting company and working on multi-million dollar projects. Mr. Biagas brings to the Board of Directors extensive experience in identifying potential risks and rewards in real estate development and construction. Mr. Biagas also brings to the Board of Directors leadership skills and oversight experience through his service on numerous local, statewide and national boards, including the U.S. Chamber of Commerce Board of Directors, a founding and current member of the Virginia Chapter of the Young Presidents Organization and as a founding member and director of Virginia Company Bank from its inception in 2005 until its acquisition by EVBS in 2014.

Robert Y. Clagett has served as a director of the Company and the Bank since August 2014. Mr. Clagett has practiced law in the State of Maryland since 1967, with a primary focus in real estate law. He previously served as a director of Prince George’s Federal Savings Bank commencing in 1967 and was elected President and Chief Executive Officer in 1968. Mr. Clagett served as President of Prince George’s Federal Savings Bank from 1968 to 2005 and served as Chief Executive Officer from 1968 to 2014. The Company believes Mr. Clagett’s qualifications to sit on the Board of Directors include his extensive banking experience and legal expertise.

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

W. Rand Cook served as Chairman of the Board of each the Company and the Bank since 2020, and on March 20, 2025, began serving as Vice-Chairman of the Company and of the Bank. Mr. Cook has also served as a director of the Company and the Bank since the closing of the Company’s merger with EVBS in June 2017. Mr. Cook served as Chairman of the Board of Directors of EVBS and served as a director of EVB and a predecessor of EVB from 2000 until June 2017. Mr. Cook is a Partner in the law firm of McCaul, Martin, Evans and Cook, P.C., where he has been practicing law since 1985, and is the Commissioner of Accounts for Hanover County Circuit Court. Mr. Cook holds both MBA and JD degrees, and maintains an active law practice that focuses on corporate law and debtor and creditor rights. Mr. Cook brings experience in corporate governance, strategic planning and financial planning to the Board of Directors, and his legal background gives Mr. Cook valuable insight into various legal risks that the Company may encounter. Previously, Mr. Cook worked with the Virginia General Assembly, which provides Mr. Cook with a unique perspective on state legislative and regulatory environments.

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

Rickey A. Fulk has served as Executive Vice President of the Company and President of the Bank since October 2023. Mr. Fulk has worked for Primis Bank (or its predecessors) since 1998 in various commercial capacities, most recently as the regional executive for the Richmond and Hampton Roads areas. Mr. Fulk is an active leader in the community with a passion for supporting animal rescue and the local humane society.

Marie T. Leibson has served as Executive Vice President and Chief Credit Officer of the Company and the Bank since 2021. Ms. Leibson served as Executive Vice President and Chief SBA Lending Officer of the Company and the Bank from 2018 until 2020. Ms. Leibson served as Senior Vice President and Senior Lending Officer of the Bank from 2005 until 2018. Ms. Leibson previously served as Vice President of Commercial and SBA Lending at Southern Financial Bank from 1995 until 2004.

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

CORPORATE GOVERNANCE

Audit Committee

The members of the Audit Committee until November 21, 2024 were Robert Y. Clagett (Chairman), John F. Biagas, W. Rand Cook (ex-officio), Deborah B. Diaz, and Eric A. Johnson. On November 21, 2024, John M. Eggemeyer was added to the Audit Committee. As of March 20, 2025, the members of the Audit Committee are Eric A. Johnson (Chairman) John F. Biagas (ex-officio), W. Rand Cook (ex-officio), Deborah B. Diaz, Robert Y. Clagett and John Eggemeyer, all of whom the Board has determined to be “independent directors” as defined under the NASDAQ Stock Market listing standards and in Section 10A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that all of the Audit Committee members have the financial knowledge, business experience and independent judgment necessary for service on the Audit Committee. The Board has further determined that John Eggemeyer has the requisite attributes of an “audit committee financial expert” as defined by the rules and regulations of the SEC, and has the financial literacy and accounting or financial qualifications and experience to provide effective financial expertise to the Audit Committee. The Audit Committee operates pursuant to a written charter, which is available electronically in the corporate governance section of the Investor Relations page of the Company’s website at www.primisbank.com.

As set forth in the Audit Committee’s charter, the functions of the Audit Committee are to assist the Board in its oversight of:

●	the integrity of the Company’s financial statements;
●	the adequacy of the Company’s system of internal controls;
●	the Company’s compliance with regulatory requirements;
●	the qualifications and independence of the Company’s independent registered public accountants; and
●	the performance of the Company’s independent registered public accountants and of the Bank’s internal audit function.

In carrying out these responsibilities, the Audit Committee, among other things:

●	monitors the preparation of quarterly and annual financial reports by the Company’s management;
●	supervises the relationship between the Company and its independent registered public accountants, including having direct responsibility for their appointment, compensation and retention; reviewing the scope of their audit services; approving audit and non-audit services; and confirming the independence of the independent registered public accountants; and
●	oversees management’s implementation and maintenance of effective systems of internal and disclosure controls, including review of the Company’s policies relating to legal and regulatory compliance, ethics and conflicts of interests and review of the Bank’s internal auditing program.

The Audit Committee’s meetings include, whenever appropriate, executive sessions with the Company’s independent registered public accountants and with the Bank’s internal auditors, in each case without the presence of the Company’s or the Bank’s management. The Audit Committee met nine (9) times during 2024.

As part of its oversight of the Company’s financial statements, the Audit Committee reviews and discusses with both management and the independent registered public accountants all annual and quarterly financial statements prior to their issuance. During 2024, management of the Company advised the Audit Committee that each set of financial statements reviewed had been prepared in accordance with generally accepted accounting principles, and reviewed significant accounting and disclosure issues with the Audit Committee.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

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

Delinquent Section 16 Reports

The members of the Board, the executive officers of the Company and persons who hold more than 10% of our common stock (collectively, the “Reporting Persons”) are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of the Company’s securities on Form 3 and transactions in the Company’s securities on Forms 4 or 5. Based solely on its review of the copies of such forms received by it and written representations from the Company’s executive officers and directors, the Company believes that, for the fiscal year ended December 31, 2024, the Section 16(a) filing requirements were complied with by all the Reporting Persons during and with respect to such year, except that Deborah Diaz did not timely file a Form 4 for  purchase transactions occurring on October 15, 2024. Such transactions have since been reported on a Form 4 filed on March 15, 2025.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses the Company’s compensation program, including how it relates to the executive officers named in the compensation tables that follow (who we sometimes refer to below and elsewhere in this Annual Form on 10-K as the “named executive officers”). The executive officers of the Company currently hold equivalent executive officer positions with the Bank and all executive compensation is paid by the Bank for services performed by executives of the Bank. Accordingly, the following discussion of executive compensation relates to the compensation by the Bank to executives of the Bank.

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

Our named executive officers (the “NEOs”) are:

●	Dennis J. Zember, Jr., President and Chief Executive Officer;
●	Matthew A. Switzer, Executive Vice President and Chief Financial Officer;
●	Rickey A. Fulk, Executive Vice President and President of Primis Bank;
●	Marie T. Leibson, Executive Vice President and Chief Credit Officer; and
●	Ann-Stanton C. Gore, Executive Vice President and Chief Marketing Officer.

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

The Compensation Committee believes tying compensation to Company performance is critical for ensuring management alignment with stockholders, particularly for CEO compensation. As discussed further below, executive compensation in 2024 was heavily influenced by the Company’s earnings performance for the year.

Setting Executive Compensation

In reviewing the 2024 compensation of each of our executive officers, the Compensation Committee reviewed all components of his or her respective compensation, including base salary, annual bonus, long-term equity incentive compensation, accumulated realized and unrealized stock option gains, and the dollar value to the executive and cost to the Company of all perquisites and other personal benefits. In addition, the Compensation Committee reviewed each executive officer’s compensation history and performance information and the market data discussed below.

Role of Compensation Consultant and Market Data

In 2024, the Compensation Committee engaged Pearl Meyer (the “Consultant”) to provide advice with respect to executive officer and director compensation for 2024. The Consultant periodically attended the Compensation Committee’s meetings, including executive sessions, and provided information and advice independent of management and, at the direction of the Compensation Committee Chairman, assisted management with various activities that support the Company’s executive compensation program. The Compensation Committee considered the independence of the Consultant in light of the SEC rules and NASDAQ listing standards and concluded that the work of the Consultant did not raise any conflicts of interest. The Consultant did not provide any services to the Company other than executive compensation-related services.

The Consultant reviewed a peer group comprised of 22 mid-Atlantic U.S. banks ranging in assets from $2.1 billion to $6.3 billion, with median assets of $3.6 billion. The peer group consisted of the following banks: ACNB Corporation, Bankwell Financial Group, Inc., BCB Bancorp, Inc., C&F Financial Corporation, Capital City Bank Group, Carter Bankshares, City Holding, CNB Financial, Colony Bankcorp, First Bank, First Community Bancshares, HomeTrust Bancshares, John Marshall Bancorp, MainStreet Bancshares, Inc., MetroCity Bankshares, Mid Penn Bancorp, MVB Financial, Orrstown Financial Services, Peoples Financial Services, Shore Bancshares, Inc., SmartFinancial Inc. and Southern First Bancshares, Inc.  The Consultant also reviewed recent trends in the public markets related to compensation practices and certain notable developments with regulations and court cases that the committee should be aware of.

The Company evaluated publicly available compensation data for the peer group but did not benchmark the compensation of its named executive officers to a certain percentage or range of compensation within the market data collected. Instead, the Compensation Committee used this information as a point of reference for measurement, but not as the determinative factor in setting the compensation of the Company’s named executive officers. The Compensation Committee did not use the compensation data to “target” a specific compensation level for any given executive. Rather, the Compensation Committee used its understanding of peer group compensation as a starting point for its decision making.

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

Role of Executives in Establishing Compensation

The Compensation Committee meets with the CEO early in the year to evaluate Company performance and determine incentive compensation related to the recently completed fiscal year and salary adjustments for the upcoming year. For 2024, the Compensation Committee made all decisions with respect to the compensation of Mr. Zember, subject to review and approval by the full Board of Directors. Mr. Zember reviewed the performance of the Company’s executive officers (other than himself) and, based on that review, recommended to the Compensation Committee amounts payable to such other executive officers, including the other named executive officers. Mr. Zember was not involved with any aspect of determining his own pay.

Consideration of Last Year’s Advisory Stockholder Vote on Executive Compensation

At the 2024 annual meeting of stockholders (the “2024 Annual Meeting”), approximately 94% of the shares represented and entitled to vote at the annual meeting were voted to approve the compensation of the Company’s named executive officers, as discussed and disclosed in the proxy statement for the 2024 Annual Meeting. The Compensation Committee concluded that the results of the advisory say-on-pay vote reflected stockholder support of our compensation program. In light of this support, the Compensation Committee did not make material changes to our executive compensation program.

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

Effective March 1, 2024, the Compensation Committee approved an increase to the base salary of the following executive officers: Mr. Zember, 7.0% to $722,113; Mr. Switzer, 9.1% to $360,030; Mr. Fulk, 8.3% to $324,900; Ms. Leibson, 5.5% to $314,911; and Ms. Gore, 5.8% to $275,080.

Non-Equity Incentive Compensation

The Compensation Committee spent considerable time in 2024, in coordination with the full Board of Directors and the CEO, aligning targets for incentive pay with the Company’s short-term goals. In 2024, the Compensation Committee established the following goals with high and low ranges of achievement around the target and with each goal weighted equally:

	Incentive Payout Rates Versus Targets
Financial Measure	0%	50%	10%	150%	Payout	Weighting

Net Income as Percent of Budget(1)	75%	90%	100%	110%	50%	50.0%
Deposit Growth(2)	3%	4%	5%	6%	121%	16.7%
Gross Loan Growth(3)	6%	7%	8%	9%	0%	16.7%
Growth in Bank OpEx(4)	6%	5%	4%	2.0%	150%	16.7%
(1)	Core net income for 2024, adjusted for certain one-time items, as a percentage of budgeted net income for 2024.
(2)	Represents growth in deposits from December 31, 2023 to December 31, 2024.
(3)	Represents growth in gross loans held for investment from December 31, 2023 to December 31, 2024.
(4)	Represents the amount of Bank level noninterest expense growth in 2024 versus 2023.

Targets incentive percentages of base salary were determined for executive management. These targets combined with the weighted payout as described above would determine short-term incentives. The following table shows the target incentive payout levels for each named executive officer assuming 100% performance on the established goals:

				Calculated
			Target	Incentive	Actual
		Target	Incentive	Payment	Incentive	Actual
Named Executive	Salary ($)	(% of Salary)	Payment ($)	(at 70%) ($)	Payment ($)	(% of Salary)

Dennis J. Zember, Jr.	$722,113	50%	$361,057	$252,740	$—	0%
Matthew A. Switzer	360,030	30%	108,009	75,606	25,253	7%
Rickey A. Fulk	324,900	30%	97,470	68,229	40,937	13%
Marie T. Leibson	314,911	30%	94,473	66,131	39,679	13%
Ann-Stanton C. Gore	275,080	30%	82,524	57,767	34,660	13%

As noted above, actual results relative to 2024 goals implied a payout of 70% of targeted incentive amounts for the year driven by deposit growth and expense control. However, the Compensation Committee noted that, while progress had been made on numerous strategic initiatives and on improving core profitability, the Company ultimately reported a net loss for the year largely attributable to the performance of a third-party originated consumer loan portfolio.  As a result, the Compensation Committee used its discretion to substantially reduce short-term incentive payments for executive management for 2024. In addition, the Compensation Committee noted financial reports were not filed timely in 2024 due to accounting issues with the loan portfolio highlighted above.  As a result, the Compensation Committee further reduced short-term incentive compensation for the CFO and eliminated short-term incentive compensation for the CEO for 2024.

Long-Term Equity Incentive Awards

The Company maintains an equity compensation program for its named executive officers and other key employees, in order to attract, retain and motivate key employees and enable those persons to participate in the long-term success of the Company. In 2021, the Compensation Committee began including performance-based grants in management’s long-term equity incentive awards to increase the alignment of management incentives with long-term goals versus time-based grants alone. Beginning in 2022, the Compensation Committee chose to make all awards performance-based. The performance-based restricted stock units are convertible, on a one-for-one basis, into shares of stock based on the level of achievement of the Company’s adjusted earnings per share compound annual growth over the 5-year performance period commencing the year of the grant. The following table details the performance targets and payout levels for the 2022 and 2023 performance unit grants, which performance periods conclude March 15, 2027 and 2028, respectively.  The Compensation Committee did not approve any performance-based restricted stock units in 2024.

Adjusted EPS CAGR(1)		Payout
2022	2023	Factor

10%	10%	150%
8%	8%	100%
6%	6%	75%
5%	5%	50%
< 5%	< 5%	0%
(1)	Calculated as the five-year compound annual growth rate in credit-adjusted pre-tax operating earnings per share beginning the year of the grant.

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

Employment Agreements

During 2024, the Company and the Bank were party to employment agreements with our named executive officers. The Compensation Committee and the Bank believe that the employment and change-in-control agreements are a critical tool in retaining our executive team. These agreements also include certain protections for the Company and the Bank in the form of post-employment restrictive covenants.

Employment Agreement with Mr. Zember. Effective December 20, 2022, the Company entered into an amended and restated employment agreement with Mr. Zember, President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. The amended and restated agreement amends and restates in its entirety the original employment agreement with Mr. Zember, dated February 19, 2020 (the “Original Employment Agreement”). The amended and restated employment agreement is substantially the same as the Original Employment Agreement, except as described herein. Pursuant to the amended and restated agreement, Mr. Zember’s base salary was set at $642,735 to align with his 2022 base salary, with eligibility for annual increases at the Compensation Committee’s discretion, and the Company committed to providing Mr. Zember life insurance in the amount of $5,000,000, with fifty percent (50%) of the proceeds directed to the Company and fifty percent (50%) of the proceeds directed to Mr. Zember’s designated beneficiary. The amended and restated agreement also provides that if Mr. Zember’s employment is terminated without cause or he resigns for good reason following a change in control, then his performance-based equity awards will be deemed to have been earned as of his termination date based upon the actual level of achievement of all relevant performance goals measured as of the date of such termination.

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

Equity Grant Practices

The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for NEO grants in fiscal year 2024.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee
John F. Biagas (Chairman) Robert Y. Clagett W. Rand Cook (ex-officio) F.L. Garrett III

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

2024 Director Fees

In 2024, each non-employee member of the Board of Directors received an annual retainer of $30,000 and the chairman of each board committee received an additional annual retainer of $2,500, in each case payable quarterly. During 2024, all board meetings of the Company and the Bank were joint meetings, with the Chairman of the Board receiving $2,000 per meeting attended and each non-employee director receiving $1,000 per meeting attended. For special meetings of the Company and the Bank, all non-employee directors received $1,000 per meeting attended. For all committee meetings, the non-employee directors received $700 per meeting attended. Each non-employee director of the Bank and the Company also receives reimbursement for any travel, food and lodging expenses. Directors who are also employees of the Company or the Bank received no additional compensation for their service as a director.

2024 Director Compensation(1)

The following table contains information concerning the compensation of the directors of the Company and the Bank for the fiscal year ended December 31, 2024. The named executive officers who also serve (or served) as directors did not receive any compensation for their service as directors for the fiscal year ended December 31, 2024.

	Fees Earned or	All Other
	Paid in Cash	Compensation
Name	($)	($)(2)	Total ($)
John F. Biagas	54,200	25,000	79,200
Robert Y. Clagett	54,200	25,000	79,200
W. Rand Cook	78,800	25,000	103,800
Deborah B. Diaz	48,400	25,000	73,400
John M. Eggemeyer	46,500	-	46,500
F.L. Garrett, III	49,400	25,000	74,400
Eric A. Johnson	47,700	25,000	72,700
Allen R. Jones, Jr.	43,800	-	43,800
Charles A. Kabbash	46,500	25,000	71,500
(1)	Non-employee directors were not awarded stock options or stock awards in 2024. As of December 31, 2024, none our non-employee directors held any stock awards.
(2)	Represents the value of the shares of Company common stock purchased by the director for which the Bank provided funding pursuant to the Company’s stock matching program described above.

Summary Compensation Table

The following table provides information regarding the compensation paid or accrued by the Company to or on behalf of the Company’s named executive officers for the fiscal years ended December 31, 2024, 2023, and 2022.

							Change in
							Pension
							Value and
						Non-equity	Nonqualified
						Incentive	Deferred
Name and					Stock	Plan	Compensation	All Other
Principal Position		Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($)	Earnings ($)	Compensation ($)		Total ($)

Dennis J. Zember, Jr.		2024	$718,176	$-	$-	$-	$-	$70,263	(2)	$788,439
President and Chief Executive Officer		2023	672,194	-	459,000	-	-	65,500		1,196,693
		2022	639,112	-	498,102	250,000	-	45,963		1,433,177

Matthew A. Switzer		2024	357,528	-	-	25,253	-	28,529	(3)	411,310
Executive Vice President and		2023	328,750	-	102,000	-	-	26,716		457,466
Chief Financial Officer		2022	312,500	-	106,470	100,000	-	28,261		547,231

Rickey A. Fulk		2024	322,825	-	-	40,937	-	21,878	(4)	385,640
Executive Vice President and		2023	256,667	-	102,000	-	-	15,345		374,011
President of Primis Bank

Marie T. Leibson		2024	313,543	-	-	39,679	-	20,294	(5)	373,516
Executive Vice President and		2023	297,770	-	51,000	-	-	19,363		368,133
Chief Credit Officer		2022	288,167	-	82,810	30,000	-	19,707		420,684

Ann-Stanton C. Gore	(6)	2024	$273,823	-	-	34,660	-	12,612	(7)	321,095
Executive Vice President and		2023	259,167	-	102,000	-	-	11,596		372,762
Chief Marketing Officer

(1)	Represents the aggregate grant date fair value of stock awards and performance units awarded pursuant to the Company’s 2017 Plan in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. No options were granted in 2024, 2023 or 2022. No stock awards were granted in 2024. The grant date fair value of stock awards granted in 2023 and 2022 and the performance units granted in 2023 and 2022 were based on the fair market value of the stock on the grant date. The grant date fair value of the performance units granted in 2023 and 2022 was calculated using the target number of units granted, which is the target level of performance achievement under the 2023 and 2022 performance units. The grant date fair value of the performance units granted in 2023 assuming, instead, maximum level of performance achievement is as follows: Mr. Zember, $688,500; Mr. Switzer, $153,000; Mr. Fulk, $153,000; Ms. Leibson, $153,000; and Ms. Gore, $153,000. The grant date fair value of the performance units granted in 2022 assuming, instead, maximum level of performance achievement is as follows: Mr. Zember, $747,153; Mr. Switzer, $159,705; Ms. Leibson, $124,215; and Ms. Gore, $124,215.
(2)	The amount included as “All Other Compensation” for 2024 includes: (i) 401(k) matching contribution ($15,525), (ii) dividends on restricted stock ($2,000), (iii) matching contribution to a Health Savings Account ($1,000), (iv) reimbursement of club dues ($46,835), and (v) imputed income related to group term life insurance ($4,902).
(3)	The amount included as “All Other Compensation” for 2024 includes: (i) 401(k) matching contribution ($15,525), (ii) dividends on restricted stock ($1,995), (iii) matching contribution to a Health Savings Account ($1,000), (iv) reimbursement of club dues ($8,911), and (v) imputed income related to group term life insurance ($1,098).
(4)	The amount included as “All Other Compensation” for 2024 includes: (i) benefit from imputed income as a beneficiary of BOLI ($950), (ii) 401(k) matching contribution ($14,527), (iii) dividends on restricted stock ($200), (iv) reimbursement of club dues ($3,363), and imputed income related to group term life insurance ($2,838).
(5)	The amount included as “All Other Compensation” for 2024 includes (i) benefit from imputed income as a beneficiary of BOLI ($622), (ii) 401(k) matching contribution ($14,109), (iii) dividends on restricted stock ($730), (iv) matching contribution to a Health Savings Account ($500) and (v) imputed income related to group term life insurance ($4,332).

(6)	Ms. Gore was not a named executive officer in 2022.

(7)	The amount included as “All Other Compensation” for 2024 includes (i) 401(k) matching contribution ($9,621), (ii) dividends on restricted stock ($1,380), (iii) reimbursement of club dues ($1,503), and (iv) imputed income related to group term life insurance ($508).

As described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, the financial statements included in Part II, Item 8. Financial Statements and Supplementary Data were restated as of and for the year ended December 31, 2022, to correct the accounting for an agreement with a third-party that originates and services a consumer loan portfolio for the Company (the “Consumer Program”). The error corrections required a recovery analysis under the Clawback Policy, which was effective from and after October 2, 2023, in accordance with Section 5608 of the Nasdaq Listing Rules. The Clawback Policy was filed with the Annual Report on Form 10-K for the year ended December 31, 2023, as Exhibit 97. In accordance with the Nasdaq Listing Rules, the Clawback Policy only applies to incentive compensation received on or after October 2, 2023. Accordingly, any incentive compensation received prior to that date is not subject to recovery under the Clawback Policy.

The Compensation Committee concluded that recovery of compensation was not required pursuant to the Clawback Policy because none of the “incentive compensation” covered by the Clawback Policy that otherwise may have been impacted by the restatement has been paid or otherwise settled to the executive officers. The Compensation Committee eliminated short-term incentive payments for executive management for 2023. No amounts have been settled or otherwise paid with respect to the 2021 Performance Units, 2022 Performance Units and 2023 Performance Units because their respective performance periods have not yet concluded.

2024 Grants of Plan-Based Awards

The following table contains information about the named executive officers’ grants plan-based awards during 2024, under the 2017 Plan. No equity awards were granted during 2024.

								All Other	Grant Date
								Stock Awards:	Fair Value of
								Number of	Stock and
		Estimated Possible Payouts Under			Estimated Possible Payouts Under			Shares of	Option
		Non-Equity Incentive Plan Awards ($)			Equity Incentive Plan Awards (#)			Stock or	Awards ($)
Name	Grant Date	Threshold	Target (1)	Maximum	Threshold	Target	Maximum	Units (#)	Target

Dennis J. Zember, Jr.		$-	$-	$-	-	-	-	$-	$-
		-	361,057	541,584	-	-	-	-	-

Matthew A. Switzer		-	-	-	-	-	-	-	-
		-	108,009	162,014	-	-	-	-	-

Rickey A. Fulk		-	-	-	-	-	-	-	-
		-	97,470	146,205	-	-	-	-	-

Marie T. Leibson		-	-	-	-	-	-	-	-
		-	94,473	141,710	-	-	-	-	-

Ann-Stanton C. Gore		-	-	-	-	-	-	-	-
		-	82,524	123,786	-	-	-	-	-
(1)	Reflects target payout levels for Annual Incentive Award payments.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table contains information concerning the named executive officers’ outstanding stock options, stock awards and stock units as of December 31, 2024.

	Option Awards				Stock Awards
					Equity Incentive Plan Awards		Number of	Market Value
	Number of	Number of			Number of	Market or Payout	Shares or	of Shares
	Securities	Securities			Unearned Shares,	Value of Unearned	Units of	or Units
	Underlying	Underlying	Option		Units, or Other	Shares, Units, or	Stock	of Stock
	Unexercised	Unexercised	Exercise	Option	Rights That Have	Other Rights That	That Have	That Have
	Options (#)	Options (#)	Price	Expiration	Not Vested	Have Not Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($) (1)	(#)	($) (1)

Dennis J. Zember, Jr.	-	-	$-	-	-	$-	4,000	$46,640	(2)
	-	-	-	-	42,105	490,944	-	-	(3)
	-	-	-	-	42,105	490,944	-	-	(4)
	-	-	-	-	45,000	524,700	-	-	(5)

Matthew A. Switzer	-	-	-	-	-	-	3,200	37,312	(6)
	-	-	-	-	-	-	1,300	15,158	(7)
	-	-	-	-	3,250	37,895	-	-	(3)
	-	-	-	-	9,000	104,940	-	-	(4)
	-	-	-	-	10,000	116,600	-	-	(5)

Rickey A. Fulk	-	-	-	-	-	-	400	4,664	(8)
	-	-	-	-	10,000	116,600	-	-	(5)

Marie T. Leibson	-	-	-	-	-	-	800	9,328	(8)
	-	-	-	-	-	-	600	6,996	(7)
	-	-	-	-	1,500	17,490	-	-	(3)
	-	-	-	-	7,000	81,620	-	-	(4)
	-	-	-	-	5,000	58,300	-	-	(5)

Ann-Stanton C. Gore	-	-	-	-	-	-	2,000	23,320	(9)
	-	-	-	-	7,000	81,620	-	-	(4)
	-	-	-	-	10,000	116,600	-	-	(5)
(1)	Market value is calculated based on $11.66, the closing price of the Company’s Common Stock on the NASDAQ Global Market on December 31, 2024, the last trading day of 2024.
(2)	The restricted shares vested on February 19, 2025.
(3)	Reflects the 2021 performance units (at target) which are eligible to vest on March 15, 2026 based on the level of achievement of the Company’s adjusted EPS compound annual growth during the performance period commencing January 1, 2021 and ending December 31, 2025, and, in the case of Mr. Zember, subject to the terms and conditions provided in the Zember Performance Unit Amendment (the “2021 Performance Units”).
(4)	Reflects the 2022 performance units (at target) which are eligible to vest on March 15, 2027 based on the level of achievement of the Company’s adjusted EPS compound annual growth during the performance period commencing January 1, 2022 and ending December 31, 2026, and, in the case of Mr. Zember, subject to the terms and conditions provided in the Zember Performance Unit Amendment (the “2022 Performance Units”).
(5)	Reflects the 2023 performance units (at target) which are eligible to vest on March 15, 2028 based on the level of achievement of the Company’s adjusted EPS compound annual growth during the performance period commencing January 1, 2023 and ending December 31, 2027, and, in the case of Mr. Zember, subject to the terms and conditions provided in the Zember Performance Unit Amendment (the “2023 Performance Units”).
(6)	Half of the restricted shares vested on January 11, 2025 and half will vest on January 11, 2026.
(7)	The restricted shares vest in two approximately equal installments on September 1, 2025 and 2026.
(8)	The restricted shares vested on February 14, 2025.

(9)	The restricted shares vest in two approximately equal installments on each of September 13, 2025 and 2026.

2024 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($) (1)

Dennis J. Zember, Jr.	-	$-	4,000	$50,160
Matthew A. Switzer	-	-	2,250	27,869
Rickey A. Fulk	-	-	800	5,315
Marie T. Leibson	-	-	1,900	23,503
Ann-Stanton C. Gore	-	-	600	6,954
(1)	Reflects the number of shares of stock vesting multiplied by the price per share of Company common stock on the vesting date.

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

Summary of Potential Benefits. The tables below reflect estimates of the amount of compensation that would be payable to the named executive officers upon a qualifying termination under the agreements and plans described above on December 31, 2024. Actual amounts that would be paid out can only be determined at the time of such qualifying termination.

Termination without Cause or Resignation for Good Reason

			Health		Value of
	Cash		Insurance		Unvested
	Severance		Benefits		Equity Awards	Other	Total
Name	($)		($)		($) (1)	($)	($)
Dennis J. Zember, Jr.	$2,916,338	(2)	$27,630	(3)	$1,553,229	$-	$4,497,197
Matthew A. Switzer	920,060	(4)	27,630	(3)	311,905	-	1,259,595
Rickey A. Fulk	649,800	(4)	13,248	(3)	121,264	-	784,312
Marie T. Leibson	-		13,248	(3)	173,734	-	186,982
Ann-Stanton C. Gore	619,480	(4)	-		221,540	-	841,020
(1)	Reflects the value of unvested performance units (at target) and restricted stock based on $11.66 per share as of December 31, 2024, subject to the Zember Performance Unit Amendment in the case of Mr. Zember, and assumes, in the event of a change in control, that the awards were not assumed in connection with the transaction.
(2)	Reflects an amount equal to three (3) times the sum of executive’s base salary plus highest cash bonus earned with respect to any fiscal year within the three (3) most recently completed fiscal years.
(3)	Reflects the cost of continued payment of an amount equal to the employer-paid portion of the monthly medical premium for the participant and his or her covered spouse and dependents on the date of termination for eighteen (18) months.
(4)	Reflects an amount equal to two (2) times the sum of executive’s base salary plus highest cash bonus earned with respect to any fiscal year within the two (2) most recently completed fiscal years.

Change in Control (without a termination of employment)

	Value of
	Unvested
	Equity Awards	Total
Name	($) (1)	($)
Dennis J. Zember, Jr.	$1,553,229	$1,553,229
Matthew A. Switzer	311,905	311,905
Rickey A. Fulk	121,264	121,264
Marie T. Leibson	173,734	173,734
Ann-Stanton C. Gore	221,540	221,540

Death or Disability
	Value of
	Unvested
	Equity Awards	Total
Name	($) (2)	($)
Dennis J. Zember, Jr.	$599,771	$599,771
Matthew A. Switzer	104,124	104,124
Rickey A. Fulk	20,794	20,794
Marie T. Leibson	57,911	57,911
Ann-Stanton C. Gore	58,106	58,106
(1)	Reflects the value of unvested performance units (at target) and restricted stock based on $11.66 per share as of December 31, 2024, subject to the Zember Performance Unit Amendment in the case of Mr. Zember, and assumes that the awards were not assumed in connection with the transaction.

(2)	Reflects the value of unvested performance units (prorated at target) and restricted stock based on $11.66 per share as of December 31, 2024, subject to the Zember Performance Unit Amendment in the case of Mr. Zember.

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

For 2024, our last completed fiscal year, the median of the annual total compensation of all employees of the Company (other than our CEO) was $57,831 and the annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Annual Report on Form 10-K, was $788,439. Based on this information, for 2024, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 13.6 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustment and estimates that we used were as follows:

●	We selected December 31, 2024 as the date upon which we would identify the “median employee.” As of December 31, 2024, we had 575 employees working at the Company and its consolidated subsidiaries.
●	We used taxable income as reported on Form W-2 as our consistently applied compensation measure, with the measurement period being calendar year 2024.
●	We determined that the “median employee” was a full-time, salaried employee located in the United States, with total compensation for the 12-month period ending December 31, 2024 in the amount of $57,831.
●	With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.
●	The annual total compensation of our CEO was $788,439, which is the amount reported in the “Total” column of our 2024 Summary Compensation Table included in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

During 2024, no executive officer of the Company served as (1) a member of a compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (2) a director of another entity, one of whose executive officers served on the Company’s Compensation Committee or (3) a member of the compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company. In addition, none of the members of the Compensation Committee (a) was an officer or employee of the Company or any of its subsidiaries in 2024; (b) was formerly an officer or employee of the Company or any of its subsidiaries; or (c) had any relationship that required disclosure under “Certain Relationships and Related Party Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company Common Stock as of April 28, 2025, by (1) each director, director nominee and named executive officer of the Company, (2) each person who is known by the Company to own beneficially 5% or more of the Common Stock and (3) all directors, director nominees and named executive officers as a group. Unless otherwise indicated, based on information furnished by such stockholders, management of the Company believes that each person has sole voting and dispositive power over the shares indicated as owned by such person and the address of each stockholder is the same as the address of the Company.

		Amount and
		Nature of Beneficial
		Ownership of		Percent of Class
Name and Address of Beneficial Owner	Position With the Company and the Bank	Common Stock		Owned (1)
5% or Greater Holders:

The Banc Funds Company, L.L.C	Investor	1,713,963	(2)	6.92%
20 North Wacker Drive, Suite 3300
Chicago, IL 60606

BlackRock, Inc.	Investor	2,007,954	(3)	8.11%
55 East 52nd Street
New York, NY 10055

Castle Creek Capital Partners VII, LP and	Investor and Director	1,887,777	(4)	7.62%
John M. Eggemeyer				.
6051 El Tordo
PO Box 1329
Rancho Santa Fe, CA 92067

Directors and Executive Officers:
Dennis J. Zember, Jr	Chief Executive Officer of the Company and the Bank Director of the Company and the Bank	199,767	(5)	*
John F. Biagas	Director of the Company and the Bank	88,469	(6)	*
Robert Y. Clagett	Director of the Company and the Bank	46,736		*
W. Rand Cook	Director of the Company and the Bank	42,372	(7)	*
Deborah B. Diaz	Director of the Company and the Bank	18,464		*
F.L. Garrett, III	Director of the Company and the Bank	41,169	(8)	*
Eric A. Johnson	Director of the Company and the Bank	45,761	(9)	*
Allen R. Jones, Jr.	Director of the Company and the Bank	14,055	(10)	*
Charles A. Kabbash	Director of the Company and the Bank	156,064	(11)	*

Matthew A. Switzer	Executive Vice President and Chief Financial Officer of the Company and the Bank	89,226	(12)	*
Rickey A. Fulk	Executive Vice President of the Company and President of the Bank	10,527	(13)	*
Marie T. Leibson	Executive Vice President and Chief Credit Officer of the Company and the Bank	65,025	(14)	*
Ann-Stanton C. Gore	Executive Vice President and Chief Marketing Officer of the Company and the Bank	7,371	(15)	*

Directors, Director Nominees and Executive Officers as a Group (14 persons)		2,712,783		10.96%
*	Indicates ownership which does not exceed 1.0%.
(1)	The percentage beneficially owned was calculated based on 24,722,734 shares of Company Common Stock outstanding as of April 28, 2025 and assumes the exercise by the stockholder or group named in each row of all options or warrants for the purchase of Company Common Stock held by such stockholder or group and exercisable within 60 days of April 28, 2025.

(2)	The information regarding beneficial ownership is included in reliance on a Schedule 13G/A filed with the SEC on February 6, 2023 jointly by Banc Fund IX L.P. ("BF IX"), an Illinois Limited Partnership, Banc Fund X L.P. ("BF X"), an Illinois Limited Partnership, and TBFC Financial Technologies Fund L.P. (collectively, the "Reporting Persons"). The general partner of BF IX is MidBan IX L.P. ("MidBan IX"), whose principal business is to be a general partner of BF IX. The general partner of BF X is MidBan X L.P. ("MidBan X"), whose principal business is to be a general partner of BF X. The general partner of TBFC Financial Technologies Fund L.P. is MidBan XI L.P. ("MidBan XI"), whose principal business is to be a general partner of TBFC Financial Technologies Fund L.P. The general partner of MidBan IX, MidBan X, and MidBan XI is The Banc Funds Company, L.L.C., ("TBFC"),whose principal business is to be a general partner of MidBan IX, MidBan X, and MidBan XI. TBFC is an Illinois corporation whose principal shareholder is Charles J. Moore. Mr. Moore has been the manager of BF IX, BF X and TBFC Financial Technologies Fund L.P., since their respective inceptions. As manager, Mr. Moore has voting and dispositive power over the securities of the issuer held by each of those entities. As the controlling member of TBFC, Mr. Moore will control TBFC, and therefore each of the Partnership entities directly and indirectly controlled by TBFC.
(3)	The information regarding beneficial ownership is included in reliance on a Schedule 13G filed with the SEC on January 26, 2024, by BlackRock, Inc.
(4)	The information regarding beneficial ownership is included in reliance on a Schedule 13D/A filed with the SEC on February 23, 2021 jointly by (i) Castle Creek Capital Partners VII, LP, a Delaware limited partnership (“Fund VII”) and a private equity fund focused on investing in community banks throughout the United States of America; (ii) Castle Creek Capital VII LLC, a Delaware limited liability company (“CCC VII”), whose principal business is to serve as the sole general partner of, and manage, Fund VII; (iii) Castle Creek Capital Partners IV, LP, a Delaware limited partnership (“Fund IV”) and a private equity fund focused on investing in community banks throughout the United States of America; and (iv) Castle Creek Capital IV LLC, a Delaware limited liability company (“CCC IV”), whose principal business is to serve as the sole general partner of, and manage, Fund IV. Mr. Eggemeyer is the Managing Principal of each above listed Castle Creek entity. In addition to the 1,887,364 shares owned by Castle Creek Capital Partners VII, LP, Mr. Eggemeyer owns 413 shares individually.
(5)	Includes 4,000 shares of Restricted Common Stock granted under the 2017 Equity Compensation Plan. See “Outstanding Equity Awards at 2024 Fiscal Year-End” table for vesting of restricted stock.
(6)	Includes 10,233 shares of Common Stock held of record by an IRA account for the benefit of Mr. Biagas.
(7)	Includes a) 28,900 shares of Common Stock held jointly by Mr. Cook and his spouse and (b) 9,387 shares held of record by an IRA account for the benefit of Mr. Cook.
(8)	Includes (a) 2,884 shares of Common Stock held of record by an IRA account for the benefit of Mr. Garrett and (b) 6,693 shares of Common Stock held by Mr. Garrett's spouse.
(9)	Includes (a) 9,622 shares of Common Stock held of record by an IRA account for the benefit of Mr. Johnson and (b) 297 shares held by Mr. Johnson’s spouse.
(10)	Includes 4,091 share held in a Trust for the benefit of Mr. Jones.
(11)	Includes (a) 71,035 shares of Common Stock held in The Charles A. Kabbash Revocable Trust, (b) 19,657 shares of Common Stock held of record by an IRA account for the benefit of Mr. Kabbash, and (c) 372 shares of Common Stock held in a trust for his granddaughter.
(12)	Includes (a) 40,000 shares of Common Stock held jointly by Mr. Switzer and his spouse, (b) 10,000 shares of Common Stock held in an Irrevocable Trust, (c) 20,000 shares of Common Stock held of record by an IRA account for the benefit of Mr. Switzer, and (d) 4,500 shares of Restricted Common Stock granted under the 2017 Equity Compensation Plan. See “Outstanding Equity Awards at 2024 Fiscal Year-End” table for vesting of restricted stock.
(13)	Includes (a) 941 shares of Common Stock held jointly by Mr. Fulk and his spouse, (b) 1,626 shares of Common Stock held of record by an IRA account for the benefit of Mr. Fulk, and (d) 400 restricted shares of Common Stock granted under the 2017 Equity Compensation Plan. See “Outstanding Equity Awards at 2024 Fiscal Year-End” table for vesting of restricted stock.

(14)	Includes (a) 9,053 shares of Common Stock held of record by the Company’s 401(k) Plan as custodian for Ms. Leibson, (b) 10,061 shares of Common Stock held of record by an IRA account for the benefit of Ms. Leibson, (c) 593 shares of Common Stock held of record by an IRA account for the benefit of Ms. Leibson’s spouse, and (d) 1,400 shares of Restricted Common Stock granted under the 2017 Equity Compensation Plan. See “Outstanding Equity Awards at 2024 Fiscal Year-End” table for vesting of restricted stock.
(15)	Includes (a) 1,255 shares of Common Stock held jointly by Ms. Gore and her spouse, and (b) 2,000 shares of Restricted Common Stock granted under the 2017 Equity Compensation Plan. See “Outstanding Equity Awards at 2024 Fiscal Year-End” table for vesting of restricted stock.

Item 13. Certain Relationships, Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related Party Employees

Sharon C. Taylor, the daughter of Marie T. Leibson, Executive Vice President and Chief Credit Officer of the Company and the Bank, is employed as a Vice President of the Bank, and received a salary, bonus and stock awards totaling approximately $124,465 in 2024, as well as benefits consistent with those provided to other employees with equivalent qualifications and responsibilities.

Christian D. Zember, the nephew of Dennis J. Zember, Jr, Chief Executive Officer of the Company and the Bank, is employed as a small business banker of the Bank, and received a salary totaling approximately $81,565 in 2024, as well as benefits consistent with those provided to other employees with equivalent qualifications and responsibilities.

Relationships in the Ordinary Course

Many of the directors and executive officers of the Company and the Bank and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they and their immediate families have at least a 5% interest, are customers of the Bank. Loans to directors and executive officers and certain significant stockholders of the Company and the Bank are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to executive officers, directors and certain significant stockholders of the Company and the Bank satisfy the following standards: the loans (i) are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with the Company and (ii) do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2024, there were 35 such loans outstanding totaling $17.6 million in the aggregate. The Company expects the Bank to have such transactions or transactions on a similar basis with the directors, executive officers and certain significant stockholders of the Company and the Bank and their associates in the future.

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

As a result of this review, the Board affirmatively determined that all of the Company’s current directors, with the exception of Dennis J. Zember, Jr., are independent directors as defined by the listing standards of the NASDAQ Stock Market. Mr. Zember is considered to be an “inside” director because of his employment as a senior executive of the Company. The independent directors of the Company hold regularly scheduled executive sessions from time to time without the Chief Executive Officer or any other member of management present in accordance with NASDAQ listing requirements.

Item 14. Principal Accounting Fees and Services

The Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2024 is Crowe LLP (“Crowe”) (PCAOB Firm ID No. 173) located in Ft. Lauderdale, Florida. The Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2023 was Forvis Mazars, LLP (“Forvis Mazars”) (PCAOB Firm ID No. 686) located in Tysons, Virginia.

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2024 and 2023 by Crowe and Forvis Mazars:

	2024		2023
	Crowe	Forvis Mazars	Forvis Mazars
Audit fees (1)	$1,608,198	$171,042	$2,570,396
Audit related fees (2)	52,500	—	92,292
Tax fees (3)	—	—	153,300
All other fees	—	—	—
(1)	Includes fees billed for professional services rendered in connection with the audits of the Company’s annual consolidated financial statements, audit of internal control over financial reporting and quarterly reviews of the Company’s consolidated financial statements.
(2)	Includes fees billed for professional services rendered in connection with the audit of the Company’s employee benefit plan, housing and urban development audit on the mortgage company and various accounting consultations.
(3)	Includes fees billed for tax consultations specific to research and development work.

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

CHANGES IN INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024, Forvis Mazars notified the Company that Forvis Mazars declined to stand for re-appointment as the Company’s independent registered public accounting firm for the year ending December 31, 2024. Forvis Mazars’ decision to not stand for re-appointment was subsequently ratified and approved by the Audit Committee of the Company on September 19, 2024. The Company continued to engage Forvis Mazars for the audit of the financial statements for the year ending December 31, 2023, for the restatement of the Company’s previously-issued unaudited interim consolidated financial statements as of and for the three months ended March 31, 2023, the three and six months ended June 30, 2023, and the three and nine months ended September 30, 2023 (as previously disclosed on the Company’s Form 8-K filed on March 1, 2024), and review of the Company’s interim financial statements for the quarter ending March 31, 2024.

The audit reports of Forvis Mazars on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2023 and 2022 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2023 and 2022, and the subsequent interim period from January 1, 2024 through October 16, 2024, there were (i) no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Forvis Mazars on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Forvis Mazars, would have caused Forvis Mazars to make reference to the matter in its reports on the Company’s consolidated financial statements for 2023 and 2022, and (ii) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) except for the material weaknesses in the Company’s internal control over financial reporting disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and for the Restated Annual Report on Form 10-K/A for the year ended December 31, 2022. The Company provided full details of the material weaknesses in the 2023 Annual Report on Form 10-K and Restated Annual Report on Form 10-K/A.

The Audit Committee conducted a comprehensive process to review the appointment of the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. As a result of this process and following careful deliberation, on September 19, 2024, the Audit Committee of the Company’s Board of Directors approved the engagement of Crowe LLP (“Crowe”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2024, subject to completion of Crowe’s standard client acceptance procedures and the execution of an engagement letter. The selection of Crowe was approved by the Company’s Board of Directors on September 19, 2024 and on October 16, 2024 Crowe formally accepted the Company’s appointment as independent registered public accounting firm.

During the Company’s fiscal years ended December 31, 2022 and 2023, and the subsequent interim period from January 1, 2024 through October 16, 2024, the Company consulted with Crowe on the following matter:

For the 2022 fiscal year, management prepared an internal memo detailing the accounting for an agreement with a third-party to originate a consumer loan portfolio for the Company (the “Agreement”). The Company consulted with Crowe in preparation of that memo regarding the appropriate allocation of certain revenue and expense items associated with the Agreement. Crowe provided advice on those allocations and relevant literature as management completed its analysis in the memo without providing an opinion on the accounting conclusions reached. During the audit of the Company’s 2023 fiscal year financial statements by the Company’s previous independent registered public accounting firm, Forvis Mazars, the Company engaged a different accounting advisory firm to provide accounting advice on the Agreement and, ultimately, pursued a consultation with the Securities and Exchange Commission (the “SEC”). As previously disclosed on the Company’s Form 8-K filed on August 12, 2024, the SEC consultation was completed on August 9, 2024. As a result of the consultation with the subsequently engaged accounting advisory firm and in connection with the consultation with the SEC, management determined the accounting for the Agreement should be revised and the

Company has reflected the change in accounting for the Agreement in its 2022 and 2023 fiscal year results in its 2022 Form 10-K/A and 2023 Form 10-K which has been audited by Forvis Mazars.

Other than the matter described above, neither the Company nor anyone acting on its behalf consulted with Crowe regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Crowe concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event” (as defined in Item 304(a)(1)(iv) and Item 301(a)(1)(v) of Regulation S-K and the related instructions, respectively).

The Company provided Forvis Mazars with a copy of the disclosures contained herein, which mirror the previous diclosures in the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024, prior to filing that Form 8-K with the SEC. Forvis Mazars previously furnished the Company with a letter addressed to the SEC stating whether or not it agreed with the statements made above as originally included in the Company’s Current Report on Form 8-K filed with the SEC. A copy of Forvis Mazars’ letter dated September 23, 2024, was attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)     Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets - December 31, 2024 and 2023

Consolidated Statements of Income (Loss) and Comprehensive Loss - Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows -Years ended December 31, 2024, 2023 and 2022

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

4.2	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.2 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285))

Exhibit No.	Description
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

10.10+

Executive Employment Agreement, dated as of September 13, 2021, by and between Ann-Stanton C. Gore and Primis Financial Corp. (incorporated herein by reference to Exhibit 10.14 to Primis Financial Corp.’s Annual Report on Form 10-K filed on March 14, 2021)

Exhibit No.	Description
10.11+

Amended and Restated Employment Agreement, dated as of December 20, 2022, by and between Dennis J. Zember, Jr. and Primis Financial Corp. (incorporated herein by reference to Exhibit 10.14 to Primis Financial Corp.’s Annual Report on Form 10-K filed on March 15, 2023)

10.12+

Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated as of September 1, 2021, by and between Dennis J. Zember and Primis Financial Corp., effective as of October 26, 2023 (incorporated herein by reference to Exhibit 10.14 to Primis Financial Corp.’s Annual Report on Form 10-K filed on October 15, 2024)

10.13+

Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated as of December 15, 2022, by and between Dennis J. Zember and Primis Financial Corp., effective as of October 26, 2023 (incorporated herein by reference to Exhibit 10.15 to Primis Financial Corp.’s Annual Report on Form 10-K filed on October 15, 2024)

10.14+

Executive Employment Agreement, dated as of October 25, 2023, by and among Rickey Allen Fulk, Primis Financial Corp. and Primis Bank (incorporated herein by reference to Exhibit 10.16 to Primis Financial Corp.’s Annual Report on Form 10-K filed on October 15, 2024)

10.15+*	Executive Employment Agreement, dated as of January 27, 2025, by and between Ryan Lysaght Gorney and Primis Financial Corp.
10.16

Purchase and Assumption Agreement, dated October 24, 2024 by and between Primis Bank and EverBank, National Association (incorporated herein by reference to Exhibit 2.1 to Primis Financial Corp.’s Current Report on Form 8-K filed on November 6, 2024.

19*	Insider Trading Policy
21.0*	Subsidiaries of the Registrant
23.1*	Consent of Crowe LLP
23.2*	Consent of Forvis Mazars, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Primis Financial Corp. Clawback Policy, adopted by the Board of Directors on November 28, 2023 (incorporated by reference to Exhibit 97 to Primis Financial Corp.’s Annual Report on Form 10-K filed on October 15, 2024).

101

The following materials from Primis Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensible Business Reporting Language (Inline XBRL), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from Primis Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.

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

Primis Financial Corp.

By:	/s/ Dennis J. Zember, Jr.	Date: April 29, 2025
Dennis J. Zember, Jr.
President and Chief Executive Officer

By:	/s/ Matthew Switzer	Date: April 29, 2025
Matthew Switzer
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2025 Signature	Title

/s/ Dennis J. Zember, Jr.	President and Chief Executive Officer, Director
Dennis J. Zember, Jr.

/s/ John F. Biagas	Director
John F. Biagas

/s/ Robert Y. Clagett	Director
Robert Y. Clagett

/s/ W. Rand Cook	Director
W. Rand Cook

/s/ Deborah Diaz	Director
Deborah Diaz

/s/ F. L. Garrett, III	Director
F. L. Garrett, III

/s/ Eric A. Johnson	Director
Eric A. Johnson

/s/ Charles A. Kabbash	Director

Charles A. Kabbash

/s/ Dr. Allen R. Jones Jr.	Director

Dr. Allen R. Jones Jr.

/s/ John M. Eggemeyer	Director
John M. Eggemeyer