Form 10-Q
period 2025-03-31
Primis Financial Corp.
filed 2025-05-14
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Yes ☐ No ☒

As of April 30, 2025, there were 24,722,734 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

March 31, 2025

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,972	$8,059
Interest-bearing deposits in other financial institutions	49,072	56,446
Total cash and cash equivalents	57,044	64,505

Securities available-for-sale, at fair value (amortized cost of $263,795 and $262,632, respectively)	241,638	235,903

Securities held-to-maturity, at amortized cost (fair value of $8,445 and $8,602, respectively)	9,153	9,448

Loans held for sale, at fair value	74,439	83,276
Loans held for sale, at lower of cost or market	—	163,832
Total loans held for sale	74,439	247,108

Loans held for investment, collateralizing secured borrowings	16,811	17,287
Loans held for investment	3,026,537	2,870,160
Less: allowance for credit losses	(44,021)	(53,724)
Net loans	2,999,327	2,833,723

Stock in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB)	12,983	13,037
Bank premises and equipment, net	19,210	19,432
Assets held for sale	2,420	5,497
Operating lease right-of-use assets	10,352	10,279
Cloud computing arrangement assets, net	7,485	8,065
Goodwill	93,459	93,459
Intangible assets, net	345	665
Bank-owned life insurance	67,609	67,184
Deferred tax assets, net	21,399	26,466
Consumer Program derivative asset	1,597	4,511
Investment in Panacea Financial Holdings, Inc. common stock	21,227	—
Other assets	57,623	50,833
Total assets	$3,697,310	$3,690,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$455,768	$438,917
Interest-bearing deposits:
NOW accounts	819,606	817,715
Money market accounts	785,552	798,506
Savings accounts	777,736	775,719
Time deposits	330,210	340,178
Total interest-bearing deposits	2,713,104	2,732,118
Total deposits	3,168,872	3,171,035

Securities sold under agreements to repurchase	4,019	3,918
Secured borrowings	16,729	17,195
Junior subordinated debt	9,892	9,880
Senior subordinated notes	86,057	85,998
Operating lease liabilities	11,639	11,566
Other liabilities	24,539	25,541
Total liabilities	3,321,747	3,325,133

Commitments and contingencies (See Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,722,734 shares issued and outstanding at March 31, 2025 and December 31, 2024	247	247
Additional paid in capital	314,725	314,694
Retained earnings	78,211	58,047
Accumulated other comprehensive loss	(17,620)	(21,232)
Total Primis stockholders' equity	375,563	351,756
Noncontrolling interests	—	13,226
Total stockholders' equity	375,563	364,982
Total liabilities and stockholders' equity	$3,697,310	$3,690,115

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Interest and dividend income:
Interest and fees on loans	$44,964	$47,732
Interest and dividends on taxable securities	1,811	1,615
Interest and dividends on tax exempt securities	95	100
Interest and dividends on other earning assets	853	898
Total interest and dividend income	47,723	50,345
Interest expense:
Interest on deposits	19,392	23,014
Interest on other borrowings	1,967	2,062
Total interest expense	21,359	25,076
Net interest income	26,364	25,269
Provision for credit losses	1,596	6,508
Net interest income after provision for credit losses	24,768	18,761

Noninterest income:
Account maintenance and deposit service fees	1,339	1,393
Income from bank-owned life insurance	425	564
Gain on deconsolidation of Panacea Financial Holdings, Inc.	24,578	—
Mortgage banking income	5,615	5,574
Gain on sale of loans	—	336
Gain on other investments	53	206
Consumer Program derivative (loss) income	(292)	2,041
Other noninterest income	617	193
Total noninterest income	32,335	10,307

Noninterest expenses:
Salaries and benefits	17,941	15,735
Occupancy expenses	1,428	1,490
Furniture and equipment expenses	1,857	1,616
Amortization of intangible assets	313	317
Virginia franchise tax expense	577	631
FDIC insurance assessment	793	610
Data processing expense	2,849	2,231
Marketing expense	514	459
Telephone and communication expense	287	346
Loss on bank premises and equipment and assets held for sale	106	—
Professional fees	2,225	1,365
Miscellaneous lending expenses	834	451
Other operating expenses	2,792	2,287
Total noninterest expenses	32,516	27,538
Income before income taxes	24,587	1,530
Income tax expense	5,553	718
Net income	19,034	812
Net loss attributable to noncontrolling interests	3,602	1,654
Net income attributable to Primis' common stockholders	$22,636	$2,466

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$4,572	$(2,327)
Tax expense (benefit)	960	(489)
Other comprehensive income (loss)	3,612	(1,838)
Comprehensive income	$26,248	$628
Earnings per share, basic	$0.92	$0.10
Earnings per share, diluted	$0.92	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31, 2025
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance - December 31, 2024	24,722,734	$247	$314,694	$58,047	$(21,232)	$13,226	$364,982
Net income (loss)	—	—	—	22,636	—	(3,602)	19,034
Other comprehensive income	—	—	—	—	3,612	—	3,612
Panacea Financial Holdings, Inc. deconsolidation	—	—	—	—	—	(9,624)	(9,624)
Dividends on common stock ($0.10 per share)	—	—	—	(2,472)	—	—	(2,472)
Stock-based compensation expense	—	—	31	—	—	—	31
Balance - March 31, 2025	24,722,734	$247	$314,725	$78,211	$(17,620)	$—	$375,563

	For the Three Months Ended March 31, 2024
					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance - December 31, 2023	24,693,172	$247	$313,548	$84,143	$(21,777)	$21,432	$397,593
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	244	244
Net income (loss)	—	—	—	2,466	—	(1,654)	812
Other comprehensive loss	—	—	—	—	(1,838)	—	(1,838)
Dividends on common stock ($0.10 per share)	—	—	—	(2,476)	—	—	(2,476)
Stock option exercises	3,500	—	37	—	—	—	37
Stock-based compensation expense	—	—	227	—	—	—	227
Balance - March 31, 2024	24,696,672	$247	$313,812	$84,133	$(23,615)	$20,022	$394,599

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$19,034	$812
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	2,228	2,270
Net amortization of premiums and (accretion of discounts)	88	(264)
Provision for credit losses	1,596	6,508
Proceeds from sales of loans originated to sell	12,224	10,880
Net change in mortgage loans held for sale	26,193	(14,802)
Net gains on mortgage banking	(5,615)	(5,574)
Net gains on sale of loans	—	(336)
Loss on bank premises and equipment and assets held for sale	106	—
Earnings on bank-owned life insurance	(425)	(417)
Gain on bank-owned life insurance death benefit	—	(148)
Stock-based compensation expense	31	227
Gain on deconsolidation of Panacea Financial Holdings, Inc.	(24,578)	—
Gain on other investments	(53)	(206)
Deferred income tax benefit	4,106	(1,629)
Net change in fair value of loan derivative	2,914	121
Net (increase) decrease in other assets	(6,143)	5,904
Net decrease in other liabilities	2,687	(4,311)
Net cash and cash equivalents provided by (used in) operating activities	34,393	(965)
Investing activities:
Purchases of securities available-for-sale	(8,604)	(8,815)
Proceeds from paydowns, maturities and calls of securities available-for-sale	7,290	4,165
Proceeds from paydowns, maturities and calls of securities held-to-maturity	288	651
Net decrease in FRB and FHLB stock	54	21
Net change in loans held for investment	(78,256)	(23,658)
Proceeds from sales of loans initially originated to be held for investment	50,994	—
Proceeds from bank-owned life insurance death benefit	—	918
Proceeds from sales of assets held for sale	748	373
Purchases of other investments	179	2
Net cash and cash equivalents used in investing activities	(27,307)	(26,343)
Financing activities:
Net increase (decrease) in deposits	(11,710)	44,768
Cash dividends paid on common stock	(2,472)	(2,476)
Proceeds from exercised stock options	—	37
Proceeds from secured borrowings, net of repayments	(466)	905
Proceeds from (repayment of) short-term FHLB advances	—	(5,000)
Increase (decrease) in securities sold under agreements to repurchase	101	(6)
Issuance of Panacea Financial Holdings stock, net of costs	—	244
Net cash and cash equivalents provided (used in) by financing activities	(14,547)	38,472
Net change in cash and cash equivalents	(7,461)	11,164
Cash and cash equivalents at beginning of period	64,505	77,553
Cash and cash equivalents at end of period	$57,044	$88,717
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$22,199	$24,739
Income taxes	$—	$23
Supplemental schedule of noncash activities:
Loans held for sale transferred to held for investment	$152,092	$—
Assets held for sale transferred to other assets	$2,221	$—
Deconsolidation of Panacea Financial Holdings, Inc.	$9,624	$—

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

As of March 31, 2025, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company (“PMC”), a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. Panacea Financial Holdings, Inc. (“PFH”), headquartered in Little Rock, Arkansas, owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry. PFH was de-consolidated from the Company on March 31, 2025 as further discussed below in “PFH Deconsolidation”. The operating results of PFH are included in the Company’s consolidated operating results during the three months ended March 31, 2025.

The accounting policies and practices of Primis and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and to general practice within the banking industry. A discussion of the Company’s material accounting policies are located in our 2024 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

Principles of Consolidation

The consolidated financial statements include the accounts of Primis and its subsidiaries Primis Bank and PMC.  PFH results of operations is included until its deconsolidation as of March 31, 2025 as further described below. Significant inter-company accounts and transactions have been eliminated in consolidation. Primis consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Primis holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Primis owns EVB Statutory Trust I (the “Trust”) which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Primis. Primis consolidated PFH through March 31, 2025 as further described below.

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

PFH Deconsolidation

On December 21, 2023, PFH completed a $24.5 million Series B financing round led by a global venture capital firm. As part of the financing round, Primis acquired approximately 19% of PFH’s common stock for an immaterial purchase price due to previous operating losses in the Bank’s Panacea Financial Division. The Company performed an analysis and determined that PFH is a VIE because it lacks one or more of the characteristics of a voting interest entity. The Company’s analysis further determined that it has a controlling financial interest in PFH due to the substantial historical activities between PFH and the Bank’s Panacea Financial Division coupled with the limited activities of PFH outside of its relationship with Primis. Further, there are employees of Primis that have historically carried out substantially all of the activities of PFH. Accordingly, the Company determined it is the primary beneficiary of PFH and consolidated it as of December 31, 2023 and no circumstances resulted in a change in that determination as of December 31, 2024.

As of March 31, 2025, the three primary executives of PFH resigned from their positions as management-level employees of Primis’ Panacea Financial Division of the Bank. Additionally, Primis and PFH modified their partnership agreement as of March 31, 2025 to allow PFH more control over the type and amount of lending it can perform through the Bank.  As a result of these changes in the relationship between the Company and PFH a re-assessment of PFH under the VIE accounting guidance was performed. The Company determined that PFH continues to be a VIE because it lacks one or more of the characteristics of a voting interest entity. However, as of March 31, 2025, the Company has determined based on the relationship changes described above that it was no longer the primary beneficiary of the VIE because it no longer has the power to direct the activities that most significantly impact the VIE’s economic performance. Accordingly, the Company deconsolidated PFH as of March 31, 2025.

Upon deconsolidation, the Company performed an analysis of its 1.7 million common share investment in PFH. The Company determined that a combination of its level of voting share ownership (19% of total outstanding voting shares) along with meaningful continued involvement in PFH’s lending and operating activities that the investment met the requirements to be accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. As of the time of deconsolidation and initial application of ASC 323, the Company decided to elect the fair value option (“FVO”) allowed under ASC 323 and will account for its investment in PFH common stock as of March 31, 2025 at fair value under ASC 825, Financial Instruments. The FVO is irrevocable and must be used in all future periods following election.

For the three months ended March 31, 2025, the Company recognized a gain from deconsolidation of PFH of $24.6 million which is recorded in the income statement in “Gain on deconsolidation of Panacea Financial Holdings, Inc.” within noninterest income. The gain resulted from recognition as of March 31, 2025 of the Company’s retained interest in PFH common stock of $21.2 million, at fair value, and the deconsolidation as of the same date of noncontrolling interest in PFH of $9.6 million and PFH’s net assets of $6.2 million. The Company engaged a third-party valuation specialist to perform a valuation of the Company’s PFH common shares as of March 31, 2025. The valuation included an assessment of the value of PFH primarily using an income approach leveraging a discounted cash flow technique. Key inputs and assumptions in the valuation included projected financial growth of PFH driven by future loan growth assumptions, growth in new services offerings of PFH, and cost savings from fundings provided by customer growth.  Following deconsolidation, the Company will continue to originate loans for PFH through its Panacea Division of the Bank, retaining some of the originated loans and selling the remaining. Any loans retained by the Company will be included within Net Loans in the balance sheet and will be included in the Company’s determination of future expected credit losses, which is the Company’s primary exposure to losses as a result of its continued involvement with PFH. For any originated loans that are intended to be sold, the Company will also include these on its balance sheet until the time of sale but through an agreement with PFH any exposure to a decline in value prior to sale will be reimbursed to the Company by PFH.  The Company will also continue, through the Division, to provide loan origination support to PFH and servicing of loans retained by the Division.

Following deconsolidation, the Company determined that any transactions between the Company and PFH would be related party transactions under relevant accounting guidance.  The primary transactions between the Company and PFH relate to quarterly payments between the parties driven by financial performance of loans PFH originates in the Division of the Bank. As of March 31, 2025, the Company had a receivable of $3.4 million included within other assets in the balance sheet related to this quarterly payment due from PFH. As of March 31, 2025, the Company did not hold any assets on its balance sheet related to PFH which could be used by PFH to settle their obligations. The Company does not have an obligation to provide any future monetary support to PFH. The maximum exposure to loss as of March 31, 2025 as a result of continued involvement with PFH is the common stock investment of $21.2 million, the receivable of $3.4 million, and any potential credit losses on loans originated in the division of the Bank as discussed above.

Disposition of the Life Premium Finance Division

On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank, N.A. (“EverBank”) for sale of the Company’s Life Premium Finance division (“LPF”). EverBank acquired LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that were retained by the Bank. All of the LPF operations, including its employees, were assumed by EverBank following the close of the transaction, which took place in two parts. EverBank acquired approximately $370 million of loans from the division at a $6.0 million premium at the first close on October 31, 2024. Between the first and second closing, which happened on January 31, 2025, EverBank purchased loans generated by the division in ordinary course at par. The Bank provided interim servicing from the first closing until the transition of the business at the final closing when EverBank began servicing the purchased loans and serviced the Bank’s retained portfolio for the duration of the portfolio. From the first closing through December 31, 2024, the Bank sold approximately $400 million of loans and related accrued interest and recorded a pre-tax gain of $4.7 million, net of advisory and legal fees. As of December 31, 2024, the Bank had an additional $50.7 million of loans to be sold to EverBank which were recorded in loans held for sale at lower of cost or market. The Bank subsequently sold approximately $64 million of additional loans at par to EverBank (inclusive of the loans in held for sale at year end) from January 1, 2025 through the second close on January 31, 2025.

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

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with U.S. GAAP for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2024 Form 10-K.

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

As of March 31, 2025, the gross amounts of interest rate swap derivative assets and liabilities were $0.6 million and $0.4 million, respectively, and are recorded net in other assets in the consolidated balance sheets. As of December 31, 2024 the gross amounts of interest rate swap derivative assets and liabilities were $1.1 million and $0.3 million, respectively, and are recorded net in other assets in the consolidated balance sheets.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$911,540	$249,788	$(212)	$818,375	$249,190	$(810)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU also eliminates certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. This ASU is effective for the Company’s annual disclosures beginning for the year ended December 31, 2025. The Company is currently evaluating the impact of this ASU to the annual financial statement disclosures in its Form 10-K for the year ending December 31, 2025.

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

2.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2025
Residential government-sponsored mortgage-backed securities	$105,126	$74	$(12,118)	$93,082
Obligations of states and political subdivisions	33,180	6	(3,451)	29,735
Corporate securities	16,000	—	(662)	15,338
Residential government-sponsored collateralized mortgage obligations	60,597	539	(1,260)	59,876
Government-sponsored agency securities	16,328	—	(2,115)	14,213
Agency commercial mortgage-backed securities	25,373	—	(3,087)	22,286
SBA pool securities	7,191	6	(89)	7,108
Total	$263,795	$625	$(22,782)	$241,638

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$105,655	$5	$(14,253)	$91,407
Obligations of states and political subdivisions	33,500	3	(3,798)	29,705
Corporate securities	16,000	—	(920)	15,080
Residential government-sponsored collateralized mortgage obligations	57,908	223	(1,741)	56,390
Government-sponsored agency securities	16,315	—	(2,479)	13,836
Agency commercial mortgage-backed securities	25,750	—	(3,572)	22,178
SBA pool securities	7,504	6	(203)	7,307
Total	$262,632	$237	$(26,966)	$235,903

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows (in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
March 31, 2025
Residential government-sponsored mortgage-backed securities	$7,477	$2	$(629)	$—	$6,850
Obligations of states and political subdivisions	1,519	—	(74)	—	1,445
Residential government-sponsored collateralized mortgage obligations	157	—	(7)	—	150
Total	$9,153	$2	$(710)	$—	$8,445

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$7,760	$2	$(764)	$—	$6,998
Obligations of states and political subdivisions	1,519	—	(75)	—	1,444
Residential government-sponsored collateralized mortgage obligations	169	—	(9)	—	160
Total	$9,448	$2	$(848)	$—	$8,602

Available-for-sale investment securities of $8.6 million were purchased during the three months ended March 31, 2025 and $8.8 million were purchased during the three months ended March 31, 2024, respectively. No held-to-maturity investments were purchased during the three months ended March 31, 2025 and 2024. No investment securities were sold during the three months ended March 31, 2025 and 2024.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2025, by contractual maturity, were as follows (in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$1,757	$1,737	$—	$—
Due in one to five years	11,546	10,947	1,014	969
Due in five to ten years	39,197	35,216	505	476
Due after ten years	13,008	11,386	—	—
Residential government-sponsored mortgage-backed securities	105,126	93,082	7,477	6,850
Residential government-sponsored collateralized mortgage obligations	60,597	59,876	157	150
Agency commercial mortgage-backed securities	25,373	22,286	—	—
SBA pool securities	7,191	7,108	—	—
Total	$263,795	$241,638	$9,153	$8,445

Investment securities with a carrying amount of approximately $138.8 million and $141.1 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of March 31, 2025, Primis did not have a material allowance for credit losses on held-to-maturity securities.

As of both March 31, 2025 and December 31, 2024, there were 155 investment securities available-for-sale that were in an unrealized loss position. The unrealized losses related to investment securities available-for-sale as of March 31, 2025 and December 31, 2024, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024 by duration of time in a loss position (in thousands):

	Less than 12 months		12 Months or More		Total
March 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$3,648	$(21)	$78,556	$(12,097)	$82,204	$(12,118)
Obligations of states and political subdivisions	513	(2)	28,215	(3,449)	28,728	(3,451)
Corporate securities	4,963	(38)	10,376	(624)	15,339	(662)
Residential government-sponsored collateralized mortgage obligations	12,440	(110)	14,316	(1,150)	26,756	(1,260)
Government-sponsored agency securities	—	—	14,213	(2,115)	14,213	(2,115)
Agency commercial mortgage-backed securities	—	—	22,285	(3,087)	22,285	(3,087)
SBA pool securities	4,380	(56)	2,223	(33)	6,603	(89)
Total	$25,944	$(227)	$170,184	$(22,555)	$196,128	$(22,782)

	Less than 12 months		12 Months or More		Total
March 31, 2025	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$6,781	$(629)	$6,781	$(629)
Obligations of states and political subdivisions	573	(7)	872	(67)	1,445	(74)
Residential government-sponsored collateralized mortgage obligations	—	—	149	(7)	149	(7)
Total	$573	$(7)	$7,802	$(703)	$8,375	$(710)

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$10,233	$(102)	$80,700	$(14,151)	$90,933	$(14,253)
Obligations of states and political subdivisions	2,060	(21)	26,642	(3,777)	28,702	(3,798)
Corporate securities	—	—	15,080	(920)	15,080	(920)
Residential government-sponsored collateralized mortgage obligations	16,488	(339)	14,739	(1,402)	31,227	(1,741)
Government-sponsored agency securities	—	—	13,836	(2,479)	13,836	(2,479)
Agency commercial mortgage-backed securities	—	—	22,178	(3,572)	22,178	(3,572)
SBA pool securities	4,359	(161)	2,426	(42)	6,785	(203)
Total	$33,140	$(623)	$175,601	$(26,343)	$208,741	$(26,966)

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$6,927	$(764)	$6,927	$(764)
Obligations of states and political subdivisions	572	(8)	872	(67)	1,444	(75)
Residential government-sponsored collateralized mortgage obligations	—	—	160	(9)	160	(9)
Total	$572	$(8)	$7,959	$(840)	$8,531	$(848)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Loans held for sale, at fair value	$74,439	$83,276
Loans held for sale, at lower of cost or market	—	163,832
Total loans held for sale	$74,439	$247,108

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$477,233	$475,898
Commercial real estate - non-owner occupied	600,872	610,482
Secured by farmland	3,742	3,711
Construction and land development	104,301	101,243
Residential 1-4 family	576,837	588,859
Multi-family residential	157,443	158,426
Home equity lines of credit	60,321	62,954
Total real estate loans	1,980,749	2,001,573

Commercial loans (2)	698,097	608,595
Paycheck Protection Program loans	1,738	1,927
Consumer loans	357,652	270,063
Total Non-PCD loans	3,038,236	2,882,158
PCD loans	5,112	5,289
Total loans held for investment	$3,043,348	$2,887,447
(1)	Includes $6.3 million and $6.3 million related to loans collateralizing secured borrowings as of March 31, 2025 and December 31, 2024, respectively.
(2)	Includes $10.5 million and $11.0 million related to loans collateralizing secured borrowings as of March 31, 2025 and December 31, 2024, respectively.

Loans held for sale, at the lower of cost or market

As of December 31, 2024, $113.3 million of Consumer Program loans and $50.5 million of life premium finance loans were included in loans held for sale, at the lower of cost or market, based on the Company’s decision to sell the loans. The life premium finance loans were sold during the three months ended March 31, 2025. At March 31, 2025, the Company determined it would no longer sell the Consumer Program loans and has the intent and ability to hold these loans for the foreseeable future as it intends to run-off the portfolio and therefore transferred the loans back to the consumer loans category within loans held for investment at their amortized cost of $101.6 million as of that date.

Consumer Program Loans

The Company has $131.5 million and $152.1 million of principal balance of loans outstanding in the Consumer Program as of March 31, 2025 and December 31, 2024, respectively, or 4% and 5%, respectively of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the consumer loans category disclosures in this footnote as of March 31, 2025 and $113.3 million is included in loans held for sale, at the lower of cost or market, and $39.0 million in the consumer loans category in loans held for investment as of December 31, 2024.  As of March 31, 2025, 12% of the loans were in a promotional period requiring no payment of interest on their loans with 91% of these promotional loan periods ending in the second quarter of 2025 through the first quarter of 2026.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $18.8 million and $16.5 million as of March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of March 31, 2025 and December 31, 2024 (in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
March 31, 2025	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$191	$—	$1,535	$1,726	$475,507	$477,233
Commercial real estate - non-owner occupied	4,274	69	—	4,343	596,529	600,872
Secured by farmland	—	127	—	127	3,615	3,742
Construction and land development	17	—	—	17	104,284	104,301
Residential 1-4 family	2,051	393	1,538	3,982	572,855	576,837
Multi- family residential	—	567	—	567	156,876	157,443
Home equity lines of credit	181	—	85	266	60,055	60,321
Commercial loans	2,585	37,714	3,080	43,379	654,718	698,097
Paycheck Protection Program loans	—	—	1,713	1,713	25	1,738
Consumer loans	6,242	3,751	219	10,212	347,440	357,652
Total Non-PCD loans	15,541	42,621	8,170	66,332	2,971,904	3,038,236
PCD loans	238	—	—	238	4,874	5,112
Total	$15,779	$42,621	$8,170	$66,570	$2,976,778	$3,043,348

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2024	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$456	$52	$4,021	$4,529	$471,369	$475,898
Commercial real estate - non-owner occupied	9,539	4,290	—	13,829	596,653	610,482
Secured by farmland	—	—	—	—	3,711	3,711
Construction and land development	12	656	—	668	100,575	101,243
Residential 1-4 family	6,694	318	1,462	8,474	580,385	588,859
Multi- family residential	—	—	—	—	158,426	158,426
Home equity lines of credit	1,098	168	238	1,504	61,450	62,954
Commercial loans	24,101	1,279	1,954	27,334	581,261	608,595
Paycheck Protection Program loans	—	—	1,886	1,886	41	1,927
Consumer loans	6,625	7,013	—	13,638	256,425	270,063
Total Non-PCD loans	48,525	13,776	9,561	71,862	2,810,296	2,882,158
PCD loans	—		—	—	5,289	5,289
Total	$48,525	$13,776	$9,561	$71,862	$2,815,585	$2,887,447

The amortized cost, by class, of loans and leases on nonaccrual status as of March 31, 2025 and December 31, 2024, were as follows (in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
March 31, 2025	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$1,535	$422	$1,957	$632
Commercial real estate - non-owner occupied	—	383	383	384
Secured by farmland	—	352	352	352
Construction and land development	—	125	125	125
Residential 1-4 family	1,538	2,329	3,867	3,800
Home equity lines of credit	85	582	667	666
Commercial loans	3,080	217	3,297	1,043
Consumer loans	219	807	1,026	1,026
Total Non-PCD loans	6,457	5,217	11,674	8,028
PCD loans	—	1,276	1,276	1,276
Total	$6,457	$6,493	$12,950	$9,304

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2024	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$4,021	$431	$4,452	$641
Commercial real estate - non-owner occupied	—	393	393	393
Secured by farmland	—	378	378	378
Construction and land development	—	130	130	130
Residential 1-4 family	1,462	2,417	3,879	3,879
Home equity lines of credit	238	542	780	780
Commercial loans	1,954	720	2,674	846
Paycheck Protection Program loans	173	—	173	173
Consumer loans	—	864	864	864
Total Non-PCD loans	7,848	5,875	13,723	8,084
PCD loans	—	1,303	1,303	1,303
Total	$7,848	$7,178	$15,026	$9,387

There were $1.7 million of Paycheck Protection Program (“PPP”) loans greater than 90 days past due and still accruing as of both March 31, 2025 and December 31, 2024, respectively.

The following table presents nonaccrual loans as of March 31, 2025 by class and year of origination (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2025	2024	2023	2022		2021	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$		$210	$1,747	$—	$—	$1,957
Commercial real estate - non-owner occupied	—	—	—		—	—	383	—	—	383
Secured by farmland	—	—	—		—	—	352	—	—	352
Construction and land development	—	—	—		—	—	125	—	—	125
Residential 1-4 family	—	156	67		531	—	2,140	296	677	3,867
Home equity lines of credit	—	—	—		—	—	—	652	15	667
Commercial loans	—	32	207		970	383	933	649	123	3,297
Consumer loans	—	—	128		477	397	1	—	23	1,026
Total non-PCD nonaccruals	—	188	402		1,978	990	5,681	1,597	838	11,674
PCD loans	—	—	—		—	—	1,276	—	—	1,276
Total nonaccrual loans	$—	$188	$402		$1,978	$990	$6,957	$1,597	$838	$12,950

Interest received on nonaccrual loans was immaterial for both the three months ended March 31, 2025 and 2024.

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

The following provides a summary of loans modified to borrowers experiencing financial difficulty as of March 31, 2025, excluding Consumer Program loans ($ in thousands):

	# of	Amortized	%
	Loans	cost	of loan
March 31, 2025	modified	modified	class
Commercial real estate - owner occupied	2	$405	0.08%
Commercial real estate - non-owner occupied	2	28,755	4.79%
Residential 1-4 family	3	257	0.04%
Home equity lines of credit	2	88	0.15%
Commercial loans	2	1,206	0.17%
Consumer loans	5	190	0.05%
Total	16	$30,901

All financial difficulty modifications originated prior to the three months ended March 31, 2025, have been paid as agreed in accordance with the modified terms, with the exception of two loans still in modification and one loan returned to contractual payments.

Two loans with a total $55 thousand in amortized cost were modified to borrowers experiencing financial difficulty, representing 0.02% of the other consumer loans segment. One of these two, with $25 thousand in amortized cost was modified to defer payments for three months, followed by six months of reduced payments, resuming original contractual payments July 2, 2025. Total contractual payments, prior to this modification, for three months ended March 31, 2025, would have been $1,632. The other modification, totaling $30 thousand, was granted four months of deferred payments, followed by nine months of reduced payments reamortizing the loan from a five to seven-year term. Total contractual payments, prior to this modification, for three months ended March 31, 2025, would have been $1,173.

Two loans, totaling $126 thousand, representing 0.09% of total revolving 1-4 family and 0.01% of total secured by first lien loans were modified to one borrower experiencing financial difficulty. Payments for both loans were deferred, first of the two with $57 thousand, in amortized cost (and $987 in originally scheduled payments for the first quarter 2025) for three months and the second with $68 thousand in amortized cost (and $2,112 in originally scheduled payments for the first quarter 2025) for six months, with accrued principal and interest added to the back of each note extending their maturity dates accordingly. One loan modification, secured by first liens, with a total $108 thousand in amortized cost and representing 0.02% of this segment, has had three 30–59 day payment delinquencies in the last three months. No payment modifications were made to this first lien loan which retained its original $1,262 monthly payment and 6.68% interest rate for a one-year period. If the interest rate for this loan had been adjusted as scheduled to 7.98%, total contractual payments for the three months ended March 31, 2025, would have totaled $4,572 versus the $3,442 paid. The other modification of $31 thousand in amortized cost resides in revolving 1-4 family and represents 0.01% of the loan pool. This loan was modified from its original 8.5% rate to a fixed 6% for a 5-year term and total contractual payments, prior to modification, for three months ended March 31, 2025, would have been $714.

Two existing financial difficulty modifications with $1.21 million in amortized cost represent 0.23% of the commercial and industrial category. One of these two, with $38 thousand in amortized cost, was modified to $627 in principal payments repaid over 83 months compared to its original $845 payments over 60 months term. The other modification, totaling $12 million was modified under a forbearance agreement, to monthly payments of $8,000 through its June 2026 maturity. Total contractual payments, prior to this modification, for the three months ended March 31, 2025, would have been $57 thousand.

During the three months ended March 31, 2025, two loans totaling $28.7 million in amortized cost, in the non-owner-occupied category and representing 4.8% of total non-owner occupied loans, remain modified to borrowers experiencing financial difficulty. The first of the two with $393 thousand in amortized cost was extended at interest only for 18 months This loan was to have been paid in full at its original March 2024 maturity. The second loan modified with $28.4 million in amortized cost was restructured to allow for the extension of its interest only period for an additional 24 months. Prior to this restructure total principal and interest payments, for the three months ended March 31,2025, would have been $16 million compared to the total $263 thousand in interest only payments received.

The following table depicts the amortized cost basis as of March 31, 2025, of the performance of loans that have been modified to borrowers experiencing financial difficulty in the last 12 months and returned to contractual payments ($ in thousands):

	Payment Status

	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$405	$—	$—	$—
Residential 1-4 family	81	—	—
Consumer loans	53	82		—
Total	$539	$82	$—	$—

Consumer Program modifications

During the three months ended March 31, 2025, the Company began offering modifications to Consumer Program borrowers in an attempt to enhance collections of delinquent loans and mitigate charge-offs. The primary type of modifications were settlements of amounts owed for less than the current outstanding principal balance and term modifications to extend maturity dates. In certain cases, a partial loan settlement occurred with the original maturity extended for the remaining balance that was not settled.

Consumer Program modifications are within the consumer loans category and included 667 loans modified with an amortized cost of $5.7 million during the three months ended March 31, 2025. During the three months ended March 31, 2025, 145 loans with an amortized cost of $1.8 million were provided only a term extension. During the three months ended March 31, 2025, 50 loans with an amortized cost of $0.5 million were provided a modification that allowed partial settlement of principal owed of $0.1 million with the remaining principal maturity date extended. The average term modification provided on the aggregate population of loans that received a term extension was 3.3 years and if these terms modifications had not been provided the balance of principal and interest due during the three months ended March 31, 2025 would have been $0.3 million, instead of $0.1 million actually collected during the period on these modified loans. During the three months ended March 31, 2025, 472 loans with an amortized cost of $3.4 million were provided a modification that allowed for partial or full settlement of their principal balance outstanding.  All loans that were provided modifications during the three months ended March 31, 2025 were performing under their modified terms as of March 31, 2025.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable or improbable. Primis had no loans classified as Doubtful as of March 31, 2025 or December 31, 2024.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of March 31, 2025 (in thousands):

									Revolving
									Loans
								Revolving	Converted
	2025	2024	2023	2022	2021	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$15,725	$43,749	$63,207	$79,361	$59,956		$198,577	$1,174	$8,215	$469,964
Special Mention	—	—	—	—	—		3,179	—	—	3,179
Substandard	—	—	—	—	210		3,880	—	—	4,090
Doubtful	—	—	—	—	—		—	—	—	—
	$15,725	$43,749	$63,207	$79,361	$60,166		$205,636	$1,174	$8,215	$477,233
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.22	3.24	3.52	3.41	3.43		3.45	3.66	3.74	3.43
Commercial real estate - nonowner occupied
Pass	$1,189	$21,884	$37,413	$55,565	$113,996		$333,171	$3,221	$3,207	$569,646
Special Mention	—	—	—	—	—		2,569	—	—	2,569
Substandard	—	—	—	—	28,372		285	—	—	28,657
Doubtful	—	—	—	—	—		—	—	—	—
	$1,189	$21,884	$37,413	$55,565	$142,368		$336,025	$3,221	$3,207	$600,872
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.72	3.55	3.17	4.16		3.71	3.11	2.91	3.75
Secured by farmland
Pass	$224	$203	$68	$—	$2		$2,334	$463	$96	$3,390
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		352	—	—	352
Doubtful	—	—	—	—	—		—	—	—	—
	$224	$203	$68	$—	$2		$2,686	$463	$96	$3,742
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	4.00	—	3.00	N/A	—		4.25	3.99	3.04	4.14
Construction and land development
Pass	$2,556	$30,750	$22,009	$36,271	$3,692		$7,520	$980	$—	$103,778
Special Mention	—	—	—	—	—		(5)	—	—	(5)
Substandard	—	—	—	—	—		528	—	—	528
Doubtful	—	—	—	—	—		—	—	—	—
	$2,556	$30,750	$22,009	$36,271	$3,692		$8,043	$980	$—	$104,301
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.04	3.02	3.92	3.68	3.03		3.52	3.30	N/A	3.48
Residential 1-4 family
Pass	$5,117	$30,289	$31,581	$155,652	$132,873		$207,133	$6,300	$2,865	$571,810
Special Mention	—	—	—	—	—		603	—	—	603
Substandard	—	159	67	531	—		2,695	295	677	4,424
Doubtful	—	—	—	—	—		—	—	—	—
	$5,117	$30,448	$31,648	$156,183	$132,873		$210,431	$6,595	$3,542	$576,837
Current period gross charge offs	$—	$—	$—	$—	$—	$		$—	$—	$—
Weighted average risk grade	3.03	3.09	3.09	3.09	3.04		3.19	3.73	3.96	3.12
Multi- family residential
Pass	$—	$1,338	$448	$21,632	$23,584		$85,796	$4,865	$549	$138,212
Special Mention	—	—	—	—	18,387		—	—	—	18,387
Substandard	—	—	—	—	—		567	—	277	844
Doubtful	—	—	—	—	—		—	—	—	—
	$—	$1,338	$448	$21,632	$41,971		$86,363	$4,865	$826	$157,443
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	N/A	4.00	3.00	3.17	3.88		3.42	4.00	4.67	3.53
Home equity lines of credit
Pass	$—	$243	$430	$378	$468		$504	$56,813	$116	$58,952
Special Mention	—	—	—	—	—		(1)	32	—	31
Substandard	—	—	—	—	—		(2)	707	633	1,338
Doubtful	—	—	—	—	—		—	—	—	—
	$—	$243	$430	$378	$468		$501	$57,552	$749	$60,321
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00		3.13	3.07	5.60	3.10
Commercial loans
Pass	$49,566	$208,459	$79,078	$168,996	$31,150		$25,386	$100,032	$6,627	$669,294
Special Mention	—	—	—	841	—		1	12	946	1,800
Substandard	—	33	211	22,379	383		1,127	2,747	123	27,003
Doubtful	—	—	—	—	—		—	—	—	—
	$49,566	$208,492	$79,289	$192,216	$31,533		$26,514	$102,791	$7,696	$698,097
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$33	$33
Weighted average risk grade	3.11	3.13	3.35	3.39	3.83		3.40	3.41	3.90	3.32

									Revolving
									Loans
								Revolving	Converted
	2025	2024	2023	2022	2021	Prior		Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$—	$863		$875	$—	$—	$1,738
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		—	—	—	—
Doubtful	—	—	—	—	—		—	—	—	—
	$—	$—	$—	$—	$863		$875	$—	$—	$1,738
Current period gross charge offs	$—	$—	$—	$—	$173		$—	$—	$—	$173
Weighted average risk grade	N/A	N/A	N/A	N/A	2.00		2.00	N/A	N/A	2.00
Consumer loans
Pass	$2,382	$140,594	$16,705	$165,172	$20,383		$3,367	$7,293	$602	$356,498
Special Mention	—	—	4	29	—		35	—	—	68
Substandard	—	—	126	517	418		2	—	23	1,086
Doubtful	—	—	—	—	—		—	—	—	—
	$2,382	$140,594	$16,835	$165,718	$20,801		$3,404	$7,293	$625	$357,652
Current period gross charge offs	$480	$3,043	$10,439	$157	$—	$		$9	$—	$14,128
Weighted average risk grade	4.00	4.00	3.22	2.77	3.25		6.12	2.45	4.07	3.34
PCD
Pass	$—	$—	$—	$—	$—		$1,836	$—	$—	$1,836
Special Mention	—	—	—	—	—		1,866	—	—	1,866
Substandard	—	—	—	—	—		1,410	—	—	1,410
Doubtful	—	—	—	—	—		—	—	—	—
	$—	$—	$—	$—	$—		$5,112	$—	$—	$5,112
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A		4.82	N/A	N/A	4.82
Total	$76,759	$477,701	$251,347	$707,324	$434,737		$885,590	$184,934	$24,956	$3,043,348
Current period gross charge offs	$480	$3,043	$10,439	$157	$173		$—	$9	$33	$14,334
Weighted average risk grade	3.15	3.42	3.43	3.17	3.60		3.50	3.29	3.80	3.40

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2024 (in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$41,807	$58,979	$79,927	$65,362	$14,830	$193,528	$1,623	$9,280	$465,336
Special Mention	—	—	—	—	—	3,960	—	—	3,960
Substandard	—	—	—	210	—	6,392	—	—	6,602
Doubtful	—	—	—	—	—	—	—	—	—
	$41,807	$58,979	$79,927	$65,572	$14,830	$203,880	$1,623	$9,280	$475,898
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.24	3.53	3.42	3.39	3.17	3.51	3.34	3.76	3.44
Commercial real estate - nonowner occupied
Pass	$21,857	$37,292	$56,104	$117,439	$45,057	$295,756	$2,486	$3,216	$579,207
Special Mention	—	—	—	—	—	2,904	—	—	2,904
Substandard	—	—	—	28,371	—	—	—	—	28,371
Doubtful	—	—	—	—	—	—	—	—	—
	$21,857	$37,292	$56,104	$145,810	$45,057	$298,660	$2,486	$3,216	$610,482
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.72	3.55	3.17	4.13	3.84	3.68	3.14	2.91	3.74
Secured by farmland
Pass	$270	$68	$—	$4	$76	$2,408	$400	$107	$3,333
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	378	—	—	378
Doubtful	—	—	—	—	—	—	—	—	—
	$270	$68	$—	$4	$76	$2,786	$400	$107	$3,711
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	—	N/A	4.00	N/A	4.26	3.89	3.06	4.14
Construction and land development
Pass	$28,796	$22,554	$36,762	$3,957	$(1)	$8,224	$821	$—	$101,113
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	130	—	—	130
Doubtful	—	—	—	—	—	—	—	—	—
	$28,796	$22,554	$36,762	$3,957	$(1)	$8,354	$821	$—	$101,243
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.01	3.73	3.69	3.10	3.00	3.42	3.36	N/A	3.46
Residential 1-4 family
Pass	$32,866	$33,350	$161,816	$134,244	$37,927	$174,569	$6,054	$2,985	$583,811
Special Mention	—	—	—	—	—	605	—	—	605
Substandard	159	263	542	—	—	2,680	262	537	4,443
Doubtful	—	—	—	—	—	—	—	—	—
	$33,025	$33,613	$162,358	$134,244	$37,927	$177,854	$6,316	$3,522	$588,859
Current period gross charge offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
Weighted average risk grade	3.13	3.11	3.09	3.04	3.07	3.20	3.74	3.85	3.12
Multi- family residential
Pass	$1,356	$451	$21,692	$23,703	$17,147	$69,360	$4,863	$564	$139,136
Special Mention	—	—	—	18,438	—	—	—	—	18,438
Substandard	—	—	—	—	—	573	—	279	852
Doubtful	—	—	—	—	—	—	—	—	—
	$1,356	$451	$21,692	$42,141	$17,147	$69,933	$4,863	$843	$158,426
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.00	3.17	3.88	3.91	3.30	4.00	4.66	3.53
Home equity lines of credit
Pass	$211	$428	$348	$458	$44	$3,017	$56,813	$140	$61,459
Special Mention	—	—	—	—	—	(1)	32	—	31
Substandard	—	—	—	—	—	11	812	641	1,464
Doubtful	—	—	—	—	—	—	—	—	—
	$211	$428	$348	$458	$44	$3,027	$57,657	$781	$62,954
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$9	$—	$9
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.90	3.08	5.53	3.15
Commercial loans
Pass	$152,489	$85,049	$179,070	$32,374	$4,125	$22,008	$97,721	$6,781	$579,617
Special Mention	—	—	1,276	—	—	1	1,127	—	2,404
Substandard	31	4	21,967	383	169	1,108	2,782	130	26,574
Doubtful	—	—	—	—	—	—	—	—	—
	$152,520	$85,053	$202,313	$32,757	$4,294	$23,117	$101,630	$6,911	$608,595
Current period gross charge offs	$—	$383	$—	$—	$—	$196	$347	$—	$926
Weighted average risk grade	3.21	3.35	3.40	3.83	3.34	3.42	3.44	3.75	3.38

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$870	$884	$—	$—	$—	$1,754
Special Mention	—	—	—	173	—	—	—	—	173
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$1,043	$884	$—	$—	$—	$1,927
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	2.66	2.00	N/A	N/A	N/A	2.36
Consumer loans
Pass	$51,194	$17,987	$166,307	$21,621	$537	$3,044	$7,718	$637	$269,045
Special Mention	—	4	59	—	—	41	—	—	104
Substandard	2	40	447	398	—	2	—	25	914
Doubtful	—	—	—	—	—	—	—	—	—
	$51,196	$18,031	$166,813	$22,019	$537	$3,087	$7,718	$662	$270,063
Current period gross charge offs	$19,199	$9,777	$19,790	$1,293	$—	$33	$—	$—	$50,092
Weighted average risk grade	4.27	3.37	2.88	3.29	4.00	4.01	2.46	N/A	3.22
PCD
Pass	$—	$—	$—	$—	$—	$1,890	$—	$—	$1,890
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	1,439	—	—	1,439
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,289	$—	$—	$5,289
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.81	N/A	N/A	4.81
Total	$331,038	$256,469	$726,317	$448,005	$120,795	$795,987	$183,514	$25,322	$2,887,447
Current period gross charge offs	$19,199	$10,160	$19,790	$1,293	$—	$237	$356	$—	$51,035
Weighted average risk grade	3.29	3.41	3.17	3.59	3.50	3.49	3.31	3.75	3.39

Revolving loans that converted to term during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Commercial real estate - non-owner occupied	$16	$—
Residential 1-4 family	167	—
Commercial loans	946	71
Consumer loans	—	11
Total loans	$1,129	$82

There were no foreclosed residential real estate property held or in the process of foreclosure as of both March 31, 2025 and December 31, 2024.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2025 and December 31, 2024, calculated in accordance with ASC 326 (in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
March 31, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,010	4,148	1	929	6,123	840	439	4,211	5,087	—	26,788
Q-factor and other qualitative adjustments	353	692	21	158	347	648	20	681	274	—	3,194
Specific allocations	334	2,072	—	—	67	—	—	6,207	5,139	220	14,039
Total	$5,697	$6,912	$22	$1,087	$6,537	$1,488	$459	$11,099	$10,500	$220	$44,021

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,623	4,194	1	1,045	6,423	971	511	4,062	3,932	—	25,762
Q-factor and other qualitative adjustments	321	698	19	158	396	649	22	694	362	—	3,319
Specific allocations	955	2,074	—	—	—	—	—	6,038	15,331	245	24,643
Total	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three months ended March 31, 2025 and 2024 is summarized below (in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended March 31, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724
Provision (recovery)	(202)	(54)	2	(116)	(282)	(132)	(75)	511	1,969	(25)	1,596
Charge offs	—	—	—	—	—	—	—	(206)	(14,128)	—	(14,334)
Recoveries	—	—	—	—	—	—	1	—	3,034	—	3,035
Ending balance	$5,697	$6,912	$22	$1,087	$6,537	$1,488	$459	$11,099	$10,500	$220	$44,021

Three Months Ended March 31, 2024
Allowance for credit losses:
Beginning balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209
Provision (recovery)	308	(158)	(5)	67	169	(49)	(18)	953	5,249	(8)	6,508
Charge offs	—	—	—	—	—	—	—	(347)	(5,032)	—	(5,379)
Recoveries	—	—	—	—	—	—	2	—	116	—	118
Ending balance	$4,563	$5,664	$26	$1,196	$5,107	$1,541	$348	$6,926	$26,421	$1,664	$53,456

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

The following table presents the principal balance of loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$3,759	$334	$6,266	$955
Commercial real estate - non-owner occupied	28,755	2,072	28,764	2,074
Secured by farmland	352	—	378	—
Construction and land development	403	—	—	—
Residential 1-4 family	2,044	67	2,268	—
Multi- family residential	844	—	852	—
Home equity lines of credit	618	—	628	—
Commercial loans	26,348	6,207	25,947	6,038
Consumer loans (1)	43,779	5,139	22,885	15,331
Total non-PCD loans	106,902	13,819	87,988	24,398
PCD loans	5,112	220	5,289	245
Total loans	$112,014	$14,039	$93,277	$24,643

(1) In addition to the specific allocations as of March 31, 2025, there is $11.4 million of discount due to prior charge-offs of the outstanding principal balance of Consumer Program loans.

The following table presents a breakdown between loans at amortized cost that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets (1)	Assets (1)	Assets (1)	Assets (1)
Commercial real estate - owner occupied	$3,545	$—	$4,229	$—
Commercial real estate - non-owner occupied	30,100	—	30,130	—
Secured by farmland	1,192	—	1,277	—
Construction and land development	405	—	—	—
Residential 1-4 family	2,801	—	3,038	—
Multi- family residential	856	—	857	—
Home equity lines of credit	622	—	635	—
Commercial loans	26,576	—	26,424	—
Total loans	$66,097	$—	$66,590	$—

Collateral value	$74,134	$—	$75,375	$—

(1) Loan balances include PCD loans and are presented net of SBA guarantees

4.      DERIVATIVES

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans  that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period the accrued interest is waived, but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative. The fair value of the derivative instrument was an asset of $1.6 million and $4.5 million as of March 31, 2025 and December 31, 2024, respectively. The underlying cash flows were $1.5 million and $4.8 million as of March 31, 2025 and December 31, 2024, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	March 31, 2025
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$29,815	$42,919	n/a
Remaining cumulative promotional prepayments (1)	$8,101	$14,587	$10,226
Average life (years)	n/a	n/a	0.7
Discount rate	4.06%	15.07%	15.07%

	December 31, 2024
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$28,387	$41,994	n/a
Remaining cumulative promotional prepayments (1)	$24,322	$53,661	$34,366
Average life (years)	n/a	n/a	0.5
Discount rate	4.28%	14.39%	14.39%
(1)	Reflects principal amount expected to prepay.

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Average pullthrough rates	82.95%	89.19%
Average costs to originate	1.35%	1.31%

The following summarizes derivative and non-derivative financial instruments as of March 31, 2025 and December 31, 2024:

March 31, 2025
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,415	$60,165
Derivative liabilities	$—	$—
(1) Pullthrough rate adjusted
March 31, 2025
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$194	$13,815

December 31, 2024
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,000	$34,593
Derivative liabilities	$—	$—
(1) Pullthrough rate adjusted
December 31, 2024
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$82	$6,352

The notional amounts of mortgage loans held for sale not committed to investors was $51.6 million and $54.7 million as of March 31, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$93,082	$—	$93,082	$—
Obligations of states and political subdivisions	29,735	—	29,735	—
Corporate securities	15,338	—	15,338	—
Residential government-sponsored collateralized mortgage obligations	59,876	—	59,876	—
Government-sponsored agency securities	14,213	—	14,213	—
Agency commercial mortgage-backed securities	22,286	—	22,286	—
SBA pool securities	7,108	—	7,108	—
	241,638	—	241,638	—
Loans held for investment	249,788	—	249,788	—
Loans held for sale, at fair value	74,439	—	74,439	—
Consumer Program derivative	1,597	—	—	1,597
Mortgage banking financial assets	194	—	—	194
Mortgage banking derivative assets	1,415	—	—	1,415
Interest rate swaps, net	151	—	151	—
Investment in Panacea Financial Holdings, Inc. common stock (1)	21,227	—	—	21,227
Total assets	$590,449	$—	$565,865	$24,433

(1)	Inputs and assumptions utilized in determining the fair value are discussed in “PFH Deconsolidation” in footnote 1, Accounting Policies.

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$91,407	$—	$91,407	$—
Obligations of states and political subdivisions	29,705	—	29,705	—
Corporate securities	15,080	—	15,080	—
Residential government-sponsored collateralized mortgage obligations	56,390	—	56,390	—
Government-sponsored agency securities	13,836	—	13,836	—
Agency commercial mortgage-backed securities	22,178	—	22,178	—
SBA pool securities	7,307	—	7,307	—
	235,903	—	235,903	—
Loans held for investment	249,190	—	249,190	—
Loans held for sale, at fair value	83,276	—	83,276	—
Consumer Program derivative	4,511	—	—	4,511
Mortgage banking financial assets	82	—	—	82
Mortgage banking derivative assets	1,000	—	—	1,000
Total assets	$573,962	$—	$568,369	$5,593

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,097	$—	$—	$66,097
Assets held for sale	2,420	—	—	2,420

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,590	$—	$—	$66,590
Loans held for sale, at lower of cost or market	163,832	50,662	113,170	—
Assets held for sale	5,497	—	—	5,497

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels of financial instruments were as follows (in thousands) for the periods indicated:

		March 31, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$57,044	$57,044	$64,505	$64,505
Securities available-for-sale	Level 2	241,638	241,638	235,903	235,903
Securities held-to-maturity	Level 2	9,153	8,445	9,448	8,602
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	12,983	12,983	13,037	13,037
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	2,999,327	2,866,310	2,833,723	2,564,623
Loans held for sale	Level 2	74,439	74,439	83,276	83,276
Loans held for sale, at lower of cost or market	Level 3	—	—	163,832	163,832
Consumer Program derivative	Level 3	1,597	1,597	4,511	4,511
Mortgage banking financial assets	Level 3	194	194	82	82
Mortgage banking derivative assets	Level 3	1,415	1,415	1,000	1,000
Interest rate swaps, net	Level 2	151	151	752	752
Investment in Panacea Financial Holdings, Inc. common stock	Level 3	21,227	21,227	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,275,374	$1,275,374	$1,256,632	$1,256,632
Money market and savings accounts	Level 2	1,563,288	1,563,288	1,574,225	1,574,225
Time deposits	Level 3	330,210	329,591	340,178	339,767
Securities sold under agreements to repurchase	Level 1	4,019	4,019	3,918	3,918
Junior subordinated debt	Level 2	9,892	8,992	9,880	9,016
Senior subordinated notes	Level 2	86,057	86,302	85,998	85,987
Secured borrowings	Level 3	16,729	16,729	17,195	17,195

Carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative, interest rate swaps, demand deposits and NOW accounts, savings accounts, money market accounts, FHLB advances, secured borrowings and securities sold under agreements to repurchase.

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

6.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. As of March 31, 2025 and December 31, 2024, the Company had operating lease liabilities totaling $11.6 million, and right-of-use assets totaling $10.4 million and $10.3 million, respectively, reflected in our condensed consolidated balance sheets related to these leases. We do not currently have any financing leases. For the three months ended March 31, 2025 and 2024, our net operating lease costs were $0.6 million. These net operating lease costs are reflected in occupancy expenses on our condensed consolidated statements of income.

The following table presents other information related to our operating leases:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Other information:
Weighted-average remaining lease term - operating leases, in years	5.9	7.1
Weighted-average discount rate - operating leases	4.0%	4.0%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	March 31, 2025
Lease payments due:
2025	$1,870
2026	2,462
2027	2,405
2028	2,155
2029	1,608
Thereafter	2,667
Total lease payments	13,167
Less: imputed interest	(1,528)
Lease liabilities	$11,639

     As of March 31, 2025, the Company did not have any operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

7.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB of Atlanta overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of March 31, 2025 and December 31, 2024 was $4.0 million and $3.9 million, respectively.

As of March 31, 2025 and December 31, 2024, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $6.9 million and $6.8 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

As of March 31, 2025, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $541.3 million from the FHLB.

In June 2023, the Bank took the necessary steps to participate in the Federal Reserve discount window borrowing program. As of March 31, 2025, the Bank had borrowing capacity of $550.5 million within the program and has not borrowed under the program.

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of March 31, 2025 and December 31, 2024, there was $10.3 million outstanding, net of approximately $0.4 million of debt issuance costs as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the interest rate payable on the trust preferred securities was 7.51% and 7.56%, respectively. As of March 31, 2025, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of March 31, 2025, 20% of these Notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. As of March 31, 2025, all of these notes qualified as Tier 2 capital.

As of March 31, 2025 and December 31, 2024, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $0.9 million and $1.0 million, respectively.

Secured Borrowings

The Company transferred $1.1 million and $23.4 million in principal balance of loans to another financial institution in 2024 and 2023, respectively, that were accounted for as secured borrowings. The balance of secured borrowings was $16.7 million and $17.2 million as of March 31, 2025 and December 31, 2024, respectively, and the remaining amortized cost balance of the underlying loans was $16.8 million and $17.3 million, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of March 31, 2025 and December 31, 2024 and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”. The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three months ended March 31, 2025. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

A summary of stock option activity for the three months ended March 31, 2025 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	35,800	$11.73	1.0	$4
Exercised	—	—
Options outstanding, end of period	35,800	$11.73	0.7	—

Exercisable at end of period	35,800	$11.73	0.7	—

There was no stock-based compensation expense associated with stock options for the three months ended March 31, 2025 and 2024. As of March 31, 2025, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for the three months ended March 31, 2025 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	20,900	$13.18	1.8
Vested	(9,050)	15.15
Unvested restricted stock outstanding, end of period	11,850	$11.67	2.5

Stock-based compensation expense for time vested restricted stock awards totaled $31 thousand and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. Unrecognized compensation expense associated with restricted stock awards was $0.1 million, which is expected to be recognized over a weighted average period of 2.5 years.

A summary of performance-based restricted stock units (the “Units”) for the three months ended March 31, 2025 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	223,460	$11.79	2.1
Forfeited	—	—
Unvested Units outstanding, end of period	223,460	11.79	1.8

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

The Company recognized no stock-based compensation expense during the three months ended March 31, 2025 and 2024 as a result of the probability of a portion of the Units vesting because it is not probable that these Units will vest. The potential unrecognized compensation expense associated with these Units was $4.2 million as of March 31, 2025 and December 31, 2024.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had letters of credit outstanding totaling $17.7 million and $9.9 million as of March 31, 2025 and December 31, 2024, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures:

	2025	2024

Balance as of January 1	$1,121	$1,579
Credit loss expense	13	(458)
Balance as of March 31	$1,134	$1,121

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

The Company had $133.1 million of mortgage loan commitments outstanding as of March 31, 2025, all of which contractually expire within thirty years.

As of March 31, 2025 and December 31, 2024, we had unfunded lines of credit and undisbursed construction loan funds totaling $403.5 million and $459.2 million, respectively, not all of which will ultimately be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate. The amount of certificate of deposit accounts maturing in less than one year was $282.8 million as of March 31, 2025. Management anticipates that funding requirements for these commitments can be met in the normal course of business.

Primis also had commitments on the subscription agreements entered into for investments in non-marketable equity securities of $1.7 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations (amounts in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2025
Basic EPS	$22,636	24,707	$0.92
Effect of dilutive stock options and unvested restricted stock	—	16	—
Diluted EPS	$22,636	24,723	$0.92

For the three months ended March 31, 2024
Basic EPS	$2,466	24,674	$0.10
Effect of dilutive stock options and unvested restricted stock	—	33	—
Diluted EPS	$2,466	24,707	$0.10

The Company had 35,800 anti-dilutive options as of March 31, 2025. The Company did not have any anti-dilutive options as of March 31, 2024.

11.         SEGMENT INFORMATION

The Company’s reportable operating segments are determined based on its internal organizational structure, which is overseen by the Chief Executive Officer (“CEO”), the Company’s designated Chief Operating Decision Maker (“CODM”). While the CEO consults with key members of his leadership team, the ultimate responsibility for making operational decisions and resource allocations resides with the CEO. For the three months ended March 31, 2025 and  2024, the Company’s internal organizational structure and resulting management reporting was concentrated around the Bank and Primis Mortgage, which resulted in the Company determining these to be its two reportable segments.

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

	As of and for the three months ended March 31, 2025
	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company
($ in thousands)
Interest income	$1,056	$46,617	$50	$47,723
Interest expense	—	19,691	1,668	21,359
Net interest income	1,056	26,926	(1,618)	26,364
Provision for loan losses	—	1,596	—	1,596
Net interest income after provision for loan losses	1,056	25,330	(1,618)	24,768

Noninterest income:
Mortgage banking income	5,722	(107)	—	5,615
Other noninterest income	—	1,831	24,889	26,720
Total noninterest income	5,722	1,724	24,889	32,335

Noninterest expenses:
Salaries and benefits	4,680	9,686	3,575	17,941
Data processing expense	131	2,718	—	2,849
Other operating expenses	970	9,267	1,489	11,726
Total noninterest expenses	5,781	21,671	5,064	32,516
Income before income taxes	997	5,383	18,207	24,587
Income tax expense	225	1,116	4,212	5,553
Net income	772	4,267	13,995	19,034
Net loss attributable to noncontrolling interests	—	—	3,602	3,602
Net income attributable to Primis' common stockholders	$772	$4,267	$17,597	$22,636

Total assets	$89,531	$3,665,760	$(57,981)	$3,697,310

(1)	Other includes Parent, PFH and intercompany eliminations.

	As of and for the three months ended March 31, 2024
	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company
($ in thousands)
Interest income	$907	$49,372	$66	$50,345
Interest expense	—	23,390	1,686	25,076
Net interest income	907	25,982	(1,620)	25,269
Provision for loan losses	—	6,508	—	6,508
Net interest income after provision for loan losses	907	19,474	(1,620)	18,761

Noninterest income:
Mortgage banking income	5,574	—	—	5,574
Other noninterest income	—	4,655	78	4,733
Total noninterest income	5,574	4,655	78	10,307

Noninterest expenses:
Salaries and benefits	4,231	9,772	1,732	15,735
Data processing expense	87	2,144	—	2,231
Other operating expenses	804	7,943	825	9,572
Total noninterest expenses	5,122	19,859	2,557	27,538
Income before income taxes	1,359	4,270	(4,099)	1,530
Income tax expense	327	859	(468)	718
Net income (loss)	1,032	3,411	(3,631)	812
Net loss attributable to noncontrolling interests	—	—	1,654	1,654
Net income (loss) attributable to Primis' common stockholders	$1,032	$3,411	$(1,977)	$2,466

Total assets	$81,840	$3,881,301	$(73,162)	$3,889,979
(1)	Other includes Parent, PFH and intercompany eliminations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of results that may be attained for any other period. The emphasis of this discussion will be on the three months ended March 31, 2025 compared to the three months ended March 31, 2024 for the consolidated income statements. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2025 compared to December 31, 2024. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth (including an economic downturn or recession), including U.S. imposition of tariffs on other countries and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial Division, digital banking platform, V1BE fulfillment service and Primis Mortgage Company as well as our cost saving project to reduce administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, stagflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business

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

OVERVIEW

Primis Financial Corp. (“Primis,” “we,” “us,” “our” or the “Company”) is the bank holding company for Primis Bank (“Primis Bank” or the “Bank”), a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of March 31, 2025, Primis Bank had twenty-four full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, veterinarians, dentists, their practices, and ultimately the broader healthcare industry. PFH was a consolidated subsidiary of Primis until March 31, 2025, when it was deconsolidated in accordance with applicable accounting guidance.

While Primis Bank offers a wide range of commercial banking services, it focuses on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. Primis Bank invests in real estate-related securities, including collateralized mortgage obligations and agency mortgage backed securities. Primis Bank’s principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. Primis Bank offers a broad range of deposit products, including checking, savings, money market accounts and certificates of deposit. Primis Bank actively pursues business relationships by utilizing the business contacts of its senior management, other bank officers and its directors, thereby capitalizing on its knowledge of its local market areas.

OPERATIONAL HIGHLIGHTS

Our strategy centers on growing earning assets back to previous levels after the sale of our Life Premium Finance division and achieving higher production and profitability in our retail mortgage business. We continued to execute successfully during the first quarter of 2025 these strategies including the following:

Core Community Bank

●	The core bank’s loan portfolio was essentially flat in the traditionally slow first quarter with approximately $24 million of loan closings occurring in March 2025 and additional closings scheduled for early in the second quarter of 2025. The loan pipeline as of March 31, 2025 was $228 million versus approximately $119 million as of December 31, 2024.
●	The core bank’s cost of deposits was 1.83% in the first quarter of 2025, supported by almost 20% of the deposit base in noninterest bearing deposits.

Mortgage Warehouse

●	Outstanding loan balances as of March 31, 2025 were $115 million, up 80% from $64 million as of December 31, 2024.
●	Mortgage warehouse funded approximately 10% of its balance sheet with associated customer noninterest bearing deposit balances, which totaled $11 million as of March 31, 2025.
●	Committed facilities were up 40% to $487 million as of March 31, 2025 compared to $349 million as of December 31, 2024.

Panacea Financial Division

●	Outstanding loan balances grew 9% unannualized, or $40 million, during the first quarter of 2025 from $433.8 million as of December 31, 2024.
●	Outstanding deposits were $94 million as of March 31, 2025, up 2% from December 31, 2024. Panacea is funding 20% of its outstanding loan balances as of March 31, 2025.

Primis Mortgage

●	Earned approximately $0.8 million pre-tax from retail mortgage activities in the first quarter of 2025 compared to $0.4 million in the fourth quarter of 2024.
●	Locked loan volume was $257 million in the first quarter of 2025, up 27% from the fourth quarter of 2024. The month of March 2025 was up 53% versus the same month a year ago.
●	Recruited teams in the first quarter 2025 with approximately $500 million of run-rate annualized production. Applications the last week of March 2025, after all teams were in place, were 100% higher than the same week in the year-ago period.

Changes in the relationship between PFH and Primis during the first quarter of 2025 resulted in a determination to deconsolidate PFH from Primis as of March 31, 2025. The deconsolidation resulted in recognition of a $24.6 million gain for Primis during the three months ended March 31, 2025, as a result of recording the fair value of our retained interest in common stock of PFH. We will continue to assess the fair value of our common stock investment each reporting period and record the changes in fair value in our financial results for the respective period. The deconsolidation results in us no longer including PFH’s financial results in our financial results after March 31, 2025. PFH will continue to work with the Panacea Division of the Bank to originate loans, some of which the Bank will retain and others will be sold to investors and other financial institutions.

FINANCIAL HIGHLIGHTS

●	Net income available to common shareholders for the three months ended March 31, 2025 totaled $22.6 million, or $0.92 basic and diluted earnings per share, compared to net income of $2.5 million, or $0.10 basic and diluted loss per share for the three months ended March 31, 2024. Net income during 2025 was driven by a $24.6 gain on the deconsolidation of PFH.
●	Total assets as of both March 31, 2025 and December 31, 2024 were $3.7 billion.
●	Total loans held for investment as of March 31, 2025 were $3.0 billion, an increase of $0.2 billion, or 5.4%, from December 31, 2024. The increase was led by growth in the Panacea division and mortgage warehouse lending, but also included transfer of $0.1 billion of Consumer Program loans back from HFS.
●	Total deposits were $3.2 billion as of both March 31, 2025 and December 31, 2024.
●	Non-time deposits were flat in total since year end, but lower-cost demand deposits were up 2%.
●	The ratio of gross loans (excluding loans held for sale) to deposits increased to 96% at March 31, 2025, from 90% at December 31, 2024.
●	Net interest margin grew to 3.15% in the first quarter of 2025 compared to 2.84% in the first quarter of 2024. The significant driver of this increase was a meaningful decrease in our cost of funds that declined by 29 basis points.
●	Net interest income increased $1.1 million in the first quarter of 2025 compared to the first quarter of 2024, driven by a $3.7 million decline in interest expense.
●	Noninterest income increased during the three months ended March 31, 2025 compared to the same period in 2024, driven primarily by gain on deconsolidation of PFH in 2025, offset by losses associated with the Consumer Program derivative in 2025 compared to income on the Consumer Program derivative in 2024.
●	Noninterest expense was up $5.0 million in the first quarter of 2025 compared to the same period in 2024, driven by personnel costs, professional fees, and data processing costs. The personnel costs are a result of growth in PFH and strategic growth of certain parts of the business. Professional fees grew as a result of the annual financial statement audit and data processing from the continued high cost of operating two core operational systems. We are actively working to consolidate our core environment and expect substantial cost savings once we have consolidated to one core.

●	Allowance for credit losses to total loans was down 41 basis points to 1.45% as of March 31, 2025, compared to 1.86% as of December 31, 2024. The decline was driven in large part due to charge-offs on the Consumer Program portfolio during the quarter and smaller additional reserves compared to these charge-offs due to higher expected credit quality of remaining Consumer Program loans.
●	Asset quality remained relatively stable from year end, declining 1 basis point, with nonperforming assets as a percent of total assets (excluding SBA guarantees) at 0.28% as of March 31, 2025 compared to 0.29% as of December 31, 2024.
●	Book value and tangible book value per common share increased by 96 and 98 basis points, respectively, during the first quarter.
●	All of our capital ratios increased in the first quarter as well, with Common Equity Tier 1, Tier 1, and Total risk based capital ratios increasing 61, 61, and 43 basis points, respectively.

RESULTS OF OPERATIONS

Net Income

Net income available to common shareholders for the three months ended March 31, 2025 totaled $22.6 million, or $0.92 basic and diluted earnings per share, compared to $2.5 million, or $0.10 basic and diluted earnings per share for the three months ended March 31, 2024. The results reflect an increase in noninterest income of $22.0 million, primarily due to the gain on deconsolidation of PFH, an increase in net interest income of $1.1 million, a decrease in provision for credit losses of $4.9 million, and an increase in noncontrolling interest of $1.9 million, partially offset by an increase in noninterest expense of $5.0 million. The increase in noncontrolling interests were related to losses attributable to other stockholders of PFH prior to de-consolidation as of March 31, 2025. Additional details of  the remaining changes in net income will be discussed in the remaining sections of this Results of Operations section.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.  Net interest income was $26.4 million for the three months ended March 31, 2025, compared to $25.3 million for the three months ended March 31, 2024. Net interest income increased as a result of interest-bearing liability cost declines offsetting lower interest-earning asset income. Our net interest margin for the three months ended March 31, 2025 was 3.15%, compared to 2.84% for the three months ended March 31, 2024.  Margin increased by 31 basis points primarily as a result of lower average interest-bearing liabilities coupled with a decline of 34 basis points paid on these liabilities, while yields on interest-earning assets increased by 4 basis points on $184 million of lower average interest-earning asset balances.

Average interest-bearing liabilities declined by $139 million due in large part because of maturing time deposits driving average time deposit balances down by $96 million. We also experienced declines in average money market and savings balances of $72 million, partially offset by growth in demand deposits of $32 million. Rates on average interest-bearing deposits declined 35 basis points in total, in large part due to a decline in the fed funds borrowing rate during the last twelve months of 100 basis points.

Yields on average interest earning assets increased, but the $184 million decline in associated average balances resulted in a $2.6 million decline in interest income. Average earning asset balances were driven lower by a $309 million decline in average loan balances which was primarily a result of the sale of approximately $400 million of our loan portfolio in the fourth quarter of 2024. These average loan balance declines were partially offset by continue growth of Panacea and Mortgage Warehouse loan portfolios during the first quarter of 2025. Loans held for investment had a $4.8 million decline in interest income that was due in large part to these lower average balances, partially offset by yields across the remaining portfolio that were 15 basis points higher compared to the first quarter of 2024. The higher yields for loans were fueled by an increase in benchmark rates since 2022 resulting in new loans at higher rates replacing maturing and paid off loans at lower rates. Partially offsetting this decline in average loan balances and loan interest income was an increase of $112 million in average loans held for sale balances due primarily to the Consumer Program loan transfers at year end that remained in held for sale during the entire first quarter. The higher average loans held for sale balances drove interest income higher on loans held for sale by $1 million compared to first quarter of 2024.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	March 31, 2025			March 31, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$170,509	$2,564	6.10%	$58,896	$907	6.19%
Loans, net of deferred fees (1) (2)	2,897,481	42,400	5.93%	3,206,888	46,825	5.87%
Investment securities	245,216	1,906	3.15%	241,179	1,715	2.86%
Other earning assets	86,479	853	4.00%	77,067	898	4.69%
Total earning assets	3,399,685	47,723	5.69%	3,584,030	50,345	5.65%
Allowance for credit losses	(47,039)			(51,110)
Total non-earning assets	288,951			299,192
Total assets	$3,641,597			$3,832,112

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$805,522	$4,515	2.27%	$773,943	$4,467	2.32%
Money market accounts	788,067	5,420	2.79%	814,147	6,512	3.22%
Savings accounts	754,304	6,418	3.45%	800,328	8,045	4.04%
Time deposits	335,702	3,039	3.67%	431,340	3,990	3.72%
Total interest-bearing deposits	2,683,595	19,392	2.93%	2,819,758	23,014	3.28%
Borrowings	116,955	1,967	6.82%	120,188	2,062	6.90%
Total interest-bearing liabilities	2,800,550	21,359	3.09%	2,939,946	25,076	3.43%
Noninterest-bearing liabilities:
Demand deposits	446,404			458,306
Other liabilities	38,280			34,900
Total liabilities	3,285,234			3,433,152
Primis common stockholders' equity	344,381			378,008
Noncontrolling interest	11,982			20,952
Total stockholders' equity	356,363			398,960
Total liabilities and stockholders' equity	$3,641,597	$26,364		$3,832,112	$25,269
Interest rate spread			2.60%			2.22%
Net interest margin			3.15%			2.84%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

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

The Company recorded a provision for credit losses for the three months ended March 31, 2025 and 2024, of $1.6 million and $6.5 million, respectively. The provision included amounts calculated in our normal reserve process for the Consumer Program loans which totaled $1.9 million and $4.9 million during the three months ended March 31, 2025 and 2024, respectively. These provisions related to the Consumer Program loan portfolio were primarily due to provisioning driven by credit weakness we continue to experience on loans originated in this portfolio from the third quarter of 2022 through the first quarter of 2023.  As of March 31, 2025, $59.7 million, or 45%, of our remaining Consumer Program loan balance was originated during that time, with 77% of these loans current and 88% are either current or less than 30 days past due. As of March 31, 2025 we have allowances and discounts to the outstanding principal balance of Consumer Program loans due to charge-offs taken when we moved the loans to held for sale of $23.8 million. Excluding the Consumer Program, we had a benefit for expected losses of $0.3 million and provision for expected credit losses of $1.6 million during the three months ended March 31, 2025 and 2024, respectively.

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2025	2024	Change
Account maintenance and deposit service fees	$1,339	$1,393	$(54)
Income from bank-owned life insurance	425	564	(139)
Gain on deconsolidation of Panacea Financial Holdings, Inc.	24,578	—	24,578
Mortgage banking income	5,615	5,574	41
Gain on sale of loans	—	336	(336)
Gain on other investments	53	206	(153)
Consumer Program income	(292)	2,041	(2,333)
Other noninterest income	617	193	424
Total noninterest income	$32,335	$10,307	$22,028

Noninterest income increased 214% to $32.3 million for the three months ended March 31, 2025, compared to $10.3 million for the three months ended March 31, 2024. The increase in noninterest income was primarily driven by the $24.6 million gain on the deconsolidation of PFH, partially offset by declines in Consumer Program derivative income. The Company deconsolidated PFH as of March 31, 2025 and upon deconsolidation recognized a gain of $24.6 million. The gain was driven by recognition of our remaining common stock investment in PFH at fair value. The Consumer Program derivative income declined primarily due to fair value loss adjustments on the derivative asset of $2.9 million during the three months ended March 31, 2025 compared to losses of $0.1 million during the three months ended March 31, 2024. The derivative asset and related losses are driven by anticipated cash payments due to us from the third-party when borrowers prepay their loans in a no-interest promotional period. During the first three months of 2025, the value of the derivative and related losses were primarily driven by $21.1 million of loans ending their no-interest promotional period by either paying off the loan or allowing their loan to begin amortizing. This resulted in a decrease in total remaining promotional loans to $17.8 million as of March 31, 2025. Offsetting the fair value loss adjustments during the three months ended March 31, 2025 was $2.6 million of realized income as a result of borrowers paying off their promotional period loans before the end of the promotional period which triggers payment from the derivative counterparty of the interest accrued during the promotional period, along with other income due to us under the agreement.

Noninterest income was generally consistent with the prior year when excluding the gain on PFH and the impact of the Consumer Program income with the remaining changes in noninterest income primarily due to various impacts in the prior year period that did not reoccur in 2025. Income from bank-owned life insurance included death-benefit payments in the prior year due to a former executive’s death, and we had gains on sales of loans and certain other investments in first quarter of 2024 that did not reoccur in the first quarter of 2025. These were partially offset by an increase in loan servicing income in the first quarter of 2025 related to the sales of LPF loans in 2024. The servicing income on sold LPF loans will not continue because at the final sale of LPF loans in first quarter of 2025, the servicing transferred to the buyer.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
(dollars in thousands)	2025	2024	Change
Salaries and benefits	$17,941	$15,735	$2,206
Occupancy expenses	1,428	1,490	(62)
Furniture and equipment expenses	1,857	1,616	241
Amortization of core deposit intangible	313	317	(4)
Virginia franchise tax expense	577	631	(54)
FDIC insurance assessment	793	610	183
Data processing expense	2,849	2,231	618
Marketing expense	514	459	55
Telephone and communication expense	287	346	(59)
(Gain) loss on bank premises and equipment and assets held for sale	106	—	106
Professional fees	2,225	1,365	860
Miscellaneous lending expenses	834	451	383
Other operating expenses	2,792	2,287	505
Total noninterest expenses	$32,516	$27,538	$4,978

Noninterest expenses increased 18% to $32.5 million during the three months ended March 31, 2025, compared to $27.5 million during the three months ended March 31, 2024. The increase was primarily driven by higher salaries and benefits expenses, professional fees, data processing expense, miscellaneous lending expenses, and other operating expenses in 2025. The higher salaries and benefits expense was driven by growth in activity in the mortgage line of business and also from the growth in expenses of PFH that we were required to include in our results through deconsolidation as of March 31, 2025, as discussed in footnote 1 to the condensed consolidated financial statements in Item 1. in this Form 10-Q, each seeing growth of $0.5 million and $1.8 million, respectively. The increase in professional fees was related to higher audit fees in the first quarter of 2025 compared to 2024 due to the amount of work required by our new auditors in a compressed timeline as a result of our inability to engage them earlier in 2024 due to the completion of our prior auditors work being delayed by the SEC pre-approval process as discussed in our 2023 Form 10-K. Data processing expense continued to be higher in the first quarter of 2025 due to continued growth in transaction levels and the use of two operational core processing systems. We have begun an analysis to consolidate our operational core and believe the annual savings from consolidating systems could be approximately $6 million to $8 million annually, with an expectation of this potential core consolidation impacting noninterest expense beginning early to mid-2026. Miscellaneous lending expense increases were primarily driven by an increase of $0.3 million in servicing fees we pay the third-party that services the Consumer Program loan portfolio. Other operating expenses grew primarily as a result of the growth in PFH other operating expenses in the first quarter of 2025 compared to the same period in 2024. As a result of deconsolidation of PFH, future periods noninterest expenses will not include their operating results.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024	Change

Total cash and cash equivalents	$57,044	$64,505	$(7,461)
Securities available-for-sale	241,638	235,903	5,735
Securities held-to-maturity	9,153	9,448	(295)
Loans held for sale, at fair value	74,439	83,276	(8,837)
Loans held for sale, at lower of cost or market	—	163,832	(163,832)
Net loans	2,999,327	2,833,723	165,604
Other assets	315,709	299,428	16,281
Total assets	$3,697,310	$3,690,115	$7,195

Total deposits	$3,168,872	$3,171,035	$(2,163)
Borrowings	116,697	116,991	(294)
Other liabilities	36,178	37,107	(929)
Total liabilities	3,321,747	3,325,133	(3,386)
Total equity	375,563	364,982	10,581
Total liabilities and equity	$3,697,310	$3,690,115	$7,195

Loans held for sale

Loans held for sale declined $172.7 million from December 31, 2024 primarily due to the sale of $50.7 million of LPF loans during the first quarter and the transfer back to Net loans (held for investment) of $101.7 million of Consumer Program loans as of March 31, 2025 after the decision to retain these for the foreseeable future or until maturity. The remaining declines were due to paydowns on the Consumer Program loans prior to transfer back to held for investment and sales of Primis Mortgage loans held at fair value, net of new originations.

Loans

Gross loans held for investment were $3.0 billion and $2.9 billion as of March 31, 2025 and December 31, 2024, respectively. The increase in loans was driven by the transfer back into the held for investment portfolio of Consumer Program loans along with growth of the mortgage warehouse and Panacea division loans, partially offset by loan paydowns concentrated in loans secured by real estate. As of March 31, 2025 and December 31, 2024, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans held for investment portfolio consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$477,233	15.7%	$475,898	16.5%
Commercial real estate - non-owner occupied	600,872	19.7%	610,482	21.1%
Secured by farmland	3,742	0.1%	3,711	0.1%
Construction and land development	104,301	3.4%	101,243	3.5%
Residential 1-4 family	576,837	19.0%	588,859	20.4%
Multi- family residential	157,443	5.2%	158,426	5.4%
Home equity lines of credit	60,321	2.0%	62,954	2.2%
Total real estate loans	1,980,749	65.1%	2,001,573	69.2%

Commercial loans	698,097	22.9%	608,595	21.1%
Paycheck protection program loans	1,738	0.1%	1,927	0.1%
Consumer loans	357,652	11.7%	270,063	9.4%
Total Non-PCD loans	3,038,236	99.8%	2,882,158	99.8%
PCD loans	5,112	0.2%	5,289	0.2%
Total loans	$3,043,348	100.0%	$2,887,447	100.0%

The following table sets forth the contractual maturity ranges of our loans held for investment portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of March 31, 2025 (in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$19,989	$81,888	$22,302	$169,097	$131,558	$1,673	$50,726	$477,233
Commercial real estate - non-owner occupied	57,705	189,878	35,624	76,973	84,628	9,425	146,639	600,872
Secured by farmland	701	688	74	188	939	—	1,152	3,742
Construction and land development	52,540	1,818	26,092	3,868	19,926	—	57	104,301
Residential 1-4 family	8,661	49,872	17,637	23,234	48,827	66,688	361,918	576,837
Multi- family residential	20,233	86,716	21,592	—	6,458	—	22,444	157,443
Home equity lines of credit	3,830	864	7,235	56	790	19	47,527	60,321
Total real estate loans	163,659	411,724	130,556	273,416	293,126	77,805	630,463	1,980,749
Commercial loans	126,805	102,677	136,550	291,575	36,806	1,082	2,602	698,097
Paycheck protection program loans	1,215	523	—	—	—	—	—	1,738
Consumer loans	2,263	225,001	54,691	66,886	6,857	1,949	5	357,652
Total Non-PCD loans	293,942	739,925	321,797	631,877	336,789	80,836	633,070	3,038,236
PCD loans	1,159	2,461	104	—	1,008	380	—	5,112
Total loans	$295,101	$742,386	$321,901	$631,877	$337,797	$81,216	$633,070	$3,043,348

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of March 31, 2025, which is only originated at fixed rates. The amounts do not include the $16.3 million of remaining fair market value adjustments related to the original $20.0 million write-down of portfolio when transferred to HFS as of December 31, 2024 (in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Total Consumer Program Loans (1)	$1,236	$59,524	$50,482	$36,574	$147,816

(1) Does not include $16.3 million of remaining fair market value adjustments related to the original $20.0 million write-down of portfolio when transferred to HFS as of December 31, 2024.

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All of these promotional loans amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period (in thousands):

	Amount ending	Amount ending
	No Interest	No Interest	Total Interest
	Promo Period in	Promo Period in	Promo
	next 12 months	next 13-24 months	as of 3/31/25
Consumer Program Loans	$16,173	$1,611	$17,784

During the three months ended March 31, 2025, $21.1 million of loans either paid off during the no interest promo period or converted to amortizing at the end of the promo period.

Asset Quality; Past Due Loans and Nonperforming Assets

The following table presents a comparison of nonperforming assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Nonaccrual loans	$12,950	$15,026
Loans past due 90 days and accruing interest	1,713	1,713
Total nonperforming assets	14,663	16,739

SBA guaranteed amounts included in nonperforming loans	$4,307	$5,921

Allowance for credit losses to total loans	1.45%	1.86%
Allowance for credit losses to nonaccrual loans	339.79%	357.53%
Allowance for credit losses to nonperforming loans	300.10%	320.94%
Nonaccrual to total loans	0.43%	0.52%
Nonperforming assets excluding SBA guaranteed loans to total assets	0.28%	0.29%

Nonperforming assets declined during the first quarter of 2025, driven by a decrease in nonaccrual loans of $2.1 million. The decrease in nonaccrual loans was driven primarily by $2.5 million of paydowns during the quarter on one relationship that included two commercial loans in nonaccrual and was partially offset by several loans placed on nonaccrual during the quarter. We will generally place a loan on nonaccrual status when it becomes 90 days past due, with the exception of most consumer loans which are charged off at 120 days past due and Consumer Program loans which are charged off once they reach 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Allowance for Credit Losses

Our allowance for credit losses was $44.0 million as of March 31, 2025 compared to $53.7 million as of December 31, 2024. The $9.7 million decline was driven by $11.3 million in net charge-offs during the first quarter of 2025, partially offset by $1.6 million in provision for expected credit losses. The decline in our allowance is also driven by higher credit quality of the remaining Consumer Program loans as of March 31, 2025, not requiring significant additions to the allowance. Net charge-offs were primarily related to charge-offs in the Consumer Program portfolio. During the three months ended March 31, 2025, we charged-off $10.8 million, net of recoveries, in the Consumer Program portfolio. A majority of these charge-offs related to loans originated from the third quarter of 2022 through the first quarter of 2023 where we have experienced significant credit weaknesses. The provision for expected credit losses during the first quarter was also driven primarily by provisions for the Consumer Program portfolio of $1.9 million.

We originate Consumer Program loans using a third party that sources and subsequently manages the portfolio of loans. As of March 31, 2025, the principal balance outstanding was $147.8 million excluding a $16.3 million discount as a result of our prior decision to market a majority of the portfolio for sale, which has since been moved back to held for investment and will be run-off over time. These loans are accounted for similar to our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on this portfolio of loans was $7.5 million as of March 31, 2025 and represented 17% of our total allowance for credit losses. The allowance on this portfolio plus the discount results in a reduction of the outstanding principal balance of $23.8 million or 16%. As of March 31, 2025, 87% of the outstanding principal balance was current, resulting in 128% coverage by the aggregate allowance and discount of the non-current principal balances.

Investment Securities

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost (in thousands).

	March 31,	December 31,
	2025	2024
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$93,082	$91,407
Obligations of states and political subdivisions	29,735	29,705
Corporate securities	15,338	15,080
Residential government-sponsored collateralized mortgage obligations	59,876	56,390
Government-sponsored agency securities	14,213	13,836
Agency commercial mortgage-backed securities	22,286	22,178
SBA pool securities	7,108	7,307
Total	$241,638	$235,903

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$7,477	$7,760
Obligations of states and political subdivisions	1,519	1,519
Residential government-sponsored collateralized mortgage obligations	157	169
Total	$9,153	$9,448

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

Investment securities, available-for-sale and held-to-maturity, totaled $250.8 million as of March 31, 2025, an increase of 2.2% from $245.4 million as of December 31, 2024, primarily due to purchases of available-for-sale securities, partially offset by paydowns, maturities, and calls of the investments over the past three months. We recognized no credit impairment charges related to credit losses on our held-to-maturity investment securities during the three months ended March 31, 2025.

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

Total deposits were $3.2 billion as of both March 31, 2025 and December 31, 2024. The mix of deposits changed during the three months, including an increase in lower-cost demand and NOW deposit balances of $9.2 million, offset by a decline in money market deposit account balances. Our deposits are diversified in type and by underlying customer and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry. Deposits are net of excess amounts we sweep off balance sheet to manage liquidity.  Deposits swept off balance sheet were $157 million as of March 31, 2025, compared to $137 million as of December 31, 2024.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $623.5 million, or 20% of total deposits, as of March 31, 2025.

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of March 31, 2025 and December 31, 2024, we had no FHLB borrowings. As of March 31, 2025, we had $366.3 million of unused and available FHLB lines of credit as well as $550.5 million of available credit with the Federal Reserve Bank (FRB), secured by excess collateral pledged to the FHLB and FRB in the form of loans and investment securities.

Other borrowings can consist of federal funds purchased, secured borrowings due to failed loan sales, and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers.  The balance in repo accounts at both March 31, 2025 and December 31, 2024 was $4.0 million and $3.9 million, respectively.

We had secured borrowings of $16.7 million and $17.2 million as of March 31, 2025 and December 31, 2024, respectively, related to loan transfers to other financial institutions during 2023 and 2024 that did not meet the criteria to be treated as a sale under relevant accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. For additional information on secured borrowings refer to “Note 7 –Debt and Other Borrowings” in this Form 10-Q.

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

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of March 31, 2025, Primis was not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2025, Primis has no material commitments or long-term debt for capital expenditures.

Capital Resources

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of March 31, 2025, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	March 31,	December 31,
	Purposes	Well Capitalized (1)	2025	2024
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.71%	7.76%
Common equity tier 1 capital ratio	4.50%	n/a	9.35%	8.74%
Tier 1 risk-based capital ratio	6.00%	n/a	9.66%	9.05%
Total risk-based capital ratio	8.00%	n/a	12.96%	12.53%

Primis Bank
Leverage ratio	4.00%	5.00%	9.72%	9.10%
Common equity tier 1 capital ratio	7.00%	6.50%	10.96%	10.78%
Tier 1 risk-based capital ratio	8.50%	8.00%	10.96%	10.78%
Total risk-based capital ratio	10.50%	10.00%	12.22%	12.04%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 4.22% as of March 31, 2025, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2024. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2024. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during the first three months of 2025.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of March 31, 2025 and December 31, 2024. All changes are within our Asset/Liability Risk Management Policy guidelines (amounts in thousands).

	Sensitivity of EVE
	As of March 31, 2025
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$389,471	$(143,548)	(26.93)%	10.53%	103.70%
Up 300	426,188	(106,831)	(20.04)%	11.53%	113.48%
Up 200	460,968	(72,051)	(13.52)%	12.47%	122.74%
Up 100	508,135	(24,884)	(4.67)%	13.74%	135.30%
Base	533,019	—	—%	14.42%	141.93%
Down 100	542,288	9,269	1.74%	14.67%	144.39%
Down 200	528,091	(4,928)	(0.92)%	14.28%	140.61%
Down 300	499,193	(33,826)	(6.35)%	13.50%	132.92%
Down 400	443,901	(89,118)	(16.72)%	12.01%	118.20%

	Sensitivity of EVE
	As of December 31, 2024
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$438,490	$(68,444)	(13.50)%	11.88%	120.14%
Up 300	451,722	(55,212)	(10.89)%	12.24%	123.77%
Up 200	464,410	(42,524)	(8.39)%	12.59%	127.24%
Up 100	493,213	(13,721)	(2.71)%	13.37%	135.13%
Base	506,934	—	—%	13.74%	138.89%
Down 100	509,055	2,121	0.42%	13.80%	139.47%
Down 200	493,913	(13,021)	(2.57)%	13.38%	135.33%
Down 300	469,048	(37,886)	(7.47)%	12.71%	128.51%
Down 400	435,781	(71,153)	(14.04)%	11.81%	119.40%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, the model assumes that the composition of our interest sensitive assets and liabilities existing as of March 31, 2025 and December 31, 2024 remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. All changes are within our ALM Policy guidelines as of March 31, 2025 and December 31, 2024 (amounts in thousands).

	Sensitivity of NII
	As of March 31, 2025
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$110,965	$(2,166)
Up 300	111,251	(1,880)
Up 200	111,527	(1,604)
Up 100	113,216	85
Base	113,131	—
Down 100	112,908	(223)
Down 200	111,324	(1,807)
Down 300	109,553	(3,578)
Down 400	108,084	(5,047)

	Sensitivity of NII
	As of December 31, 2024
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$95,367	$(15,874)
Up 300	98,941	(12,300)
Up 200	102,472	(8,769)
Up 100	107,370	(3,871)
Base	111,241	—
Down 100	114,126	2,885
Down 200	114,960	3,719
Down 300	115,205	3,964
Down 400	115,736	4,495

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

As of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO have concluded that these controls and procedures are not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This conclusion was reached as a result of the continued remediation of previously identified material weaknesses in its internal controls over financial reporting as further described in Item 9A in the 2024 Annual Report on Form 10-K.

Notwithstanding the material weaknesses that have not been fully remediated, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in this Form 10-Q, as of and for the three months ended March 31, 2025, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the three months ended March 31, 2025, the Company continued to remediate the material weaknesses in its internal control over financial reporting as previously identified and disclosed in Item 9A. in the 2024 Annual Report on Form 10-K. Management continues to put controls in place to remediate the previously identified material weaknesses and the material weaknesses will not be remediated until the necessary controls are in place and operating effectively for a sufficient amount of time.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Bank’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of March 31, 2025.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2024 Form 10-K, which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2024 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited), (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

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

Primis Financial Corp.
(Registrant)

May 13, 2025	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

May 13, 2025	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer