Form 10-Q
period 2025-06-30
Primis Financial Corp.
filed 2025-08-11
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Yes ☐ No ☒

As of July 31 2025, there were 24,643,185 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

June 30, 2025

GLOSSARY OF ACRONYMS AND DEFINED TERMS

In this Quarterly Report on Form 10-Q, except as otherwise indicated or the context suggests otherwise, references to the “Company” refers to Primis Financial Corp., and the terms “Primis”, “we”, “us” and “our” refer to the Company and its subsidiaries, including Primis Bank, which we refer to as “Primis Bank” or the “Bank.”

“PMC” refers to Primis Mortgage Company, a residential mortgage lender headquartered in Wilmington, North Carolina, a consolidated subsidiary of Primis Bank.

“PFH” refers to Panacea Financial Holdings, Inc., headquartered in Little Rock, Arkansas, who owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and the broader healthcare industry.

ACL	Allowance for credit losses
ALCO	Asset-Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework
CECL	Current expected credit losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
DEI	Diversity, equity and inclusion
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
ESG	Environmental, social and governance
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Atlanta
FRB	Federal Reserve Bank
FOMC	Federal Open Market Committee
FVO	Fair Value Option
GAAP	U.S. generally accepted accounting principles
IRLC	Interest rate lock commitments
LHFI	Loans Held for Investment
LHFS	Loans Held for Sale
NII	Net interest income
NASDAQ	National Association of Securities Dealers Automated Quotations
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,665	$8,059
Interest-bearing deposits in other financial institutions	86,409	56,446
Total cash and cash equivalents	94,074	64,505
Securities available-for-sale, at fair value (amortized cost of $262,107 and $262,632, respectively)	242,073	235,903
Securities held-to-maturity, at amortized cost (fair value of $8,270 and $8,602, respectively)	8,850	9,448
Loans held for sale, at fair value	126,869	83,276
Loans held for sale, at lower of cost or market	—	163,832
Total loans held for sale	126,869	247,108
Loans held for investment, collateralizing secured borrowings	16,528	17,287
Loans held for investment	3,113,993	2,870,160
Less: allowance for credit losses	(45,985)	(53,724)
Net loans	3,084,536	2,833,723
Stock in Federal Reserve Bank and Federal Home Loan Bank	12,998	13,037
Bank premises and equipment, net	19,642	19,432
Assets held for sale	2,181	5,497
Operating lease right-of-use assets	9,927	10,279
Cloud computing arrangement assets, net	6,711	8,065
Goodwill	93,459	93,459
Intangible assets, net	49	665
Bank-owned life insurance	68,048	67,184
Deferred tax assets, net	19,466	26,466
Consumer Program derivative asset	1,177	4,511
Investment in Panacea Financial Holdings, Inc. common stock	6,586	—
Other assets	75,080	50,833
Total assets	$3,871,726	$3,690,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$477,705	$438,917
Interest-bearing deposits:
NOW accounts	858,624	817,715
Money market accounts	744,321	798,506
Savings accounts	935,527	775,719
Time deposits	326,496	340,178
Total interest-bearing deposits	2,864,968	2,732,118
Total deposits	3,342,673	3,171,035
Securities sold under agreements to repurchase	4,370	3,918
Secured borrowings	16,449	17,195
Junior subordinated debt	9,904	9,880
Senior subordinated notes	86,116	85,998
Operating lease liabilities	11,195	11,566
Other liabilities	24,604	25,541
Total liabilities	3,495,311	3,325,133
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,722,734 shares issued and 24,643,185 shares outstanding at June 30, 2025, and 24,722,734 shares issued and outstanding at December 31, 2024	247	247
Additional paid in capital	314,743	314,694
Retained earnings	78,175	58,047
Treasury stock, at cost. 79,549 shares at June 30, 2025	(807)	—
Accumulated other comprehensive loss	(15,943)	(21,232)
Total Primis stockholders' equity	376,415	351,756
Noncontrolling interests	—	13,226
Total stockholders' equity	376,415	364,982
Total liabilities and stockholders' equity	$3,871,726	$3,690,115

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$44,717	$49,553	$89,681	$97,285
Interest and dividends on taxable securities	1,831	1,705	3,642	3,320
Interest and dividends on tax exempt securities	97	100	192	200
Interest and dividends on other earning assets	982	841	1,835	1,739
Total interest and dividend income	47,627	52,199	95,350	102,544
Interest expense:
Interest on deposits	20,497	24,622	39,889	47,636
Interest on other borrowings	1,950	2,724	3,917	4,786
Total interest expense	22,447	27,346	43,806	52,422
Net interest income	25,180	24,853	51,544	50,122
Provision for credit losses	8,303	3,119	9,899	9,627
Net interest income after provision for credit losses	16,877	21,734	41,645	40,495

Noninterest income:
Account maintenance and deposit service fees	1,675	1,861	3,014	3,254
Income from bank-owned life insurance	438	981	863	1,544
Gains on Panacea Financial Holdings investment	7,450	—	32,028	—
Mortgage banking income	7,893	6,402	13,508	11,976
Gain (loss) on sale of loans	210	(29)	210	307
Gain (loss) on other investments	(308)	136	(255)	342
Consumer Program derivative income	593	1,272	301	3,313
Other noninterest income	79	229	696	422
Total noninterest income	18,030	10,852	50,365	21,158

Noninterest expenses:
Salaries and benefits	17,060	16,088	35,001	31,822
Occupancy expenses	1,318	1,250	2,746	2,740
Furniture and equipment expenses	1,809	1,849	3,666	3,465
Amortization of intangible assets	289	317	602	634
Virginia franchise tax expense	577	632	1,154	1,263
FDIC insurance assessment	1,021	589	1,814	1,199
Data processing expense	3,037	2,347	5,886	4,578
Marketing expense	720	499	1,234	958
Telephone and communication expense	324	341	611	687
Professional fees	2,413	2,976	4,638	4,341
Miscellaneous lending expenses	900	285	1,734	737
Other operating expenses	2,474	2,613	5,372	4,899
Total noninterest expenses	31,942	29,786	64,458	57,323
Income before income taxes	2,965	2,800	27,552	4,330
Income tax expense	528	1,265	6,081	1,983
Net income	2,437	1,535	21,471	2,347
Net loss attributable to noncontrolling interests	—	1,901	3,602	3,555
Net income attributable to Primis' common stockholders	$2,437	$3,436	$25,073	$5,902

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	$2,123	$589	$6,695	$(1,738)
Tax expense (benefit)	446	125	1,406	(364)
Other comprehensive income (loss)	1,677	464	5,289	(1,374)
Comprehensive income	$4,114	$3,900	$30,362	$4,528
Earnings per share, basic	$0.10	$0.14	$1.01	$0.24
Earnings per share, diluted	$0.10	$0.14	$1.01	$0.24

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - March 31, 2025	24,722,734	$247	$314,725	$78,211	$—	$(17,620)	$—	$375,563
Net income	—	—	—	2,437	—	—	—	2,437
Other comprehensive income	—	—	—	—	—	1,677	—	1,677
Dividends on common stock ($0.10 per share)	—	—	—	(2,473)	—	—	—	(2,473)
Repurchase of common stock	(79,549)	—	—	—	(807)	—	—	(807)
Stock-based compensation expense	—	—	18	—	—	—	—	18
Balance - June 30, 2025	24,643,185	$247	$314,743	$78,175	$(807)	$(15,943)	$—	$376,415

	For the Three Months Ended June 30, 2024
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - March 31, 2024	24,696,672	$247	$313,812	$84,133	$—	$(23,615)	$20,022	$394,599
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	—	43	43
Net income (loss)	—	—	—	3,436	—	—	(1,901)	1,535
Other comprehensive income	—	—	—	—	—	464	—	464
Dividends on common stock ($0.10 per share)	—	—	—	(2,470)	—	—	—	(2,470)
Stock option exercises	11,916	—	—	—	—	—	—	—
Repurchase of restricted stock	(354)	—	(4)	—	—	—	—	(4)
Stock-based compensation expense	—	—	44	—	—	—	—	44
Balance - June 30, 2024	24,708,234	$247	$313,852	$85,099	$—	$(23,151)	$18,164	$394,211

	For the Six Months Ended June 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - December 31, 2024	24,722,734	$247	$314,694	$58,047	$—	$(21,232)	$13,226	$364,982
Net income (loss)	—	—	—	25,073	—	—	(3,602)	21,471
Other comprehensive income	—	—	—	—	—	5,289	—	5,289
Panacea Financial Holdings, Inc. deconsolidation	—	—	—	—	—	—	(9,624)	(9,624)
Dividends on common stock ($0.20 per share)	—	—	—	(4,945)	—	—	—	(4,945)
Repurchase of common stock	(79,549)	—	—	—	(807)	—	—	(807)
Stock-based compensation expense	—	—	49	—	—	—	—	49
Balance - June 30, 2025	24,643,185	$247	$314,743	$78,175	$(807)	$(15,943)	$—	$376,415

	For the Six Months Ended June 30, 2024
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Total
Balance - December 31, 2023	24,693,172	$247	$313,548	$84,143	$—	$(21,777)	$21,432	$397,593
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	—	287	287
Net income (loss)	—	—	—	5,902	—	—	(3,555)	2,347
Other comprehensive loss	—	—	—	—	—	(1,374)	—	(1,374)
Dividends on common stock ($0.20 per share)	—	—	—	(4,946)	—	—	—	(4,946)
Stock option exercises	15,416	—	37	—	—	—	—	37
Repurchase of restricted stock	(354)	—	(4)	—	—	—	—	(4)
Stock-based compensation expense	—	—	271	—	—	—	—	271
Balance - June 30, 2024	24,708,234	$247	$313,852	$85,099	$—	$(23,151)	$18,164	$394,211

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(dollars in thousands, except per share amounts) (Unaudited)

	2025	2024
Operating activities:
Net income	$21,471	$2,347
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	4,506	4,523
Net amortization of premiums and (accretion of discounts)	175	(113)
Provision for credit losses	9,899	9,627
Proceeds from sales of loans originated to sell	12,224	76,194
Net change in mortgage loans held for sale	(18,344)	(14,802)
Net gains on mortgage banking	(13,508)	(11,976)
Net gains on sale of loans	(210)	(307)
Proceeds from sales of assets held for sale	982	1,723
Loss on bank premises and equipment and assets held for sale	111	—
Earnings on bank-owned life insurance	(863)	(841)
Gain on bank-owned life insurance death benefit	—	(703)
Stock-based compensation expense	49	271
Gains on Panacea Financial Holdings investment	(32,028)	—
Loss (gain) on other investments	255	(342)
Deferred income tax expense (benefit)	5,594	(2,472)
Net change in fair value of loan derivative	3,334	877
Net increase in other assets	(2,542)	(9,086)
Net increase (decrease) in other liabilities	2,308	(3,623)
Net cash and cash equivalents (used in) provided by operating activities	(6,587)	51,297
Investing activities:
Purchases of securities available-for-sale	(18,460)	(18,223)
Proceeds from paydowns, maturities and calls of securities available-for-sale	18,680	11,679
Proceeds from paydowns, maturities and calls of securities held-to-maturity	585	990
Net (increase) decrease in FRB and FHLB stock	39	(2,591)
Net change in loans held for investment	(173,799)	(166,815)
Proceeds from sales of loans initially originated to be held for investment	52,902	—
Proceeds from bank-owned life insurance death benefit	—	918
Purchases of other investments	164	185
Net cash and cash equivalents used in investing activities	(119,889)	(173,857)
Financing activities:
Net increase in deposits	162,091	65,308
Increase in securities sold under agreements to repurchase	452	229
(Repayments of) proceeds from secured borrowings, net	(746)	676
Repayment of short-term FHLB advances	—	50,000
Cash dividends paid on common stock	(4,945)	(4,946)
Repurchase of common stock	(807)	—
Proceeds from exercised stock options	—	37
Repurchase of restricted stock	—	(4)
Issuance of Panacea Financial Holdings stock, net of costs	—	287
Net cash and cash equivalents provided by financing activities	156,045	111,587
Net change in cash and cash equivalents	29,569	(10,973)
Cash and cash equivalents at beginning of period	64,505	77,553
Cash and cash equivalents at end of period	$94,074	$66,580
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$43,635	$51,697
Income taxes	$277	$42
Supplemental schedule of noncash activities:
Loans held for sale transferred to held for investment	$152,092	$—
Assets held for sale transferred to other assets	$2,221	$—
Deconsolidation of Panacea Financial Holdings, Inc.	$9,624	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1.      ACCOUNTING POLICIES

The Company

Primis Financial Corp. (NASDAQ: FRST) is the bank holding company for Primis Bank, a Virginia state-chartered bank, that commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of June 30, 2025, Primis Bank had 24 full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Headquartered in McLean, Virginia, the Company has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. PMC, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry. PFH was deconsolidated from the Company on March 31, 2025 as further discussed below in “PFH Deconsolidation and Sale of Shares”. The operating results of PFH were included in the Company’s consolidated operating results through March 31, 2025.

Basis of Financial Information

The accounting policies and practices of Primis and its subsidiaries conform to GAAP and follow general practices within the banking industry. A discussion of the Company’s material accounting policies is located in our 2024 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2024 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. None of these reclassifications had a material effect on the Company’s financial statements. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for additional information on the Company’s accounting policies. There have not been any significant changes to the Company’s accounting policies from those disclosed in the Company’s 2024 Form 10-K that could have a material effect on the Company’s financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Primis and its subsidiaries Primis Bank and PMC. The results of operations for PFH are included in the Company’s results of operations until its deconsolidation as of March 31, 2025, as further described below. Significant inter-company accounts and transactions have been eliminated in consolidation. Primis consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Primis holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Primis owns EVB Statutory Trust I (the “Trust”) which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Primis.

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in GAAP, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company has investments in VIE’s for which we are not the primary beneficiary and, as such, are not included in our consolidated financial statements.

PFH Deconsolidation and Sale of Shares

On December 21, 2023, PFH completed a $24.5 million Series B financing round led by a global venture capital firm. As part of the financing round, Primis acquired approximately 19% of PFH’s common stock for an immaterial purchase price due to previous operating losses in the Bank’s Panacea Financial Division. The Company performed an analysis and determined that PFH is a VIE because it lacks one or more of the characteristics of a voting interest entity. The Company’s analysis further determined that it has a controlling financial interest in PFH due to the substantial historical activities between PFH and the Bank’s Panacea Financial Division combined with the limited activities of PFH outside of its relationship with Primis. Further, there are employees of Primis that have historically carried out substantially all of the activities of PFH. Accordingly, the Company determined it is the primary beneficiary of PFH and consolidated it as of December 31, 2023.

As of March 31, 2025, the three primary executives of PFH resigned from their positions as management-level employees of Primis’ Panacea Financial Division of the Bank. Additionally, Primis and PFH amended their partnership agreement as of March 31, 2025 to allow PFH more control over the type and amount of lending it can perform through the Bank. As a result of these changes in the relationship between the Company and PFH, a re-assessment of PFH under the VIE accounting guidance was performed. The Company determined that PFH continues to be a VIE because it lacks one or more of the characteristics of a voting interest entity. However, as of March 31, 2025, the Company has determined, based on the relationship changes described above, that it was no longer the primary beneficiary of the VIE because it no longer has the power to direct the activities that most significantly impact the VIE’s economic performance. Accordingly, the Company deconsolidated PFH as of March 31, 2025.

Upon deconsolidation, the Company performed an analysis of its 1.7 million common share investment in PFH. The Company determined that a combination of its level of voting share ownership (19% of total outstanding voting shares) along with meaningful continued involvement in PFH’s lending and operating activities that the investment met the requirements to be accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. As of the time of deconsolidation and initial application of ASC 323, the Company decided to elect the FVO allowed under ASC 323 and accounted for its investment in PFH common stock as of March 31, 2025 at fair value under ASC 825, Financial Instruments. The FVO was irrevocable and must be used in all future periods following election.

For the six months ended June 30, 2025, the Company recognized a gain from deconsolidation of PFH of $24.6 million which is recorded in the income statement in “Gain on Panacea Financial Holdings investment” within noninterest income. The gain resulted from recognition, as of the deconsolidation date of March 31, 2025, of the Company’s retained interest in PFH common stock of $21.2 million, at fair value, and the deconsolidation as of the same date of noncontrolling interest in PFH of $9.6 million and PFH’s net assets of $6.2 million. The Company engaged a third-party valuation specialist to perform a valuation of the Company’s PFH common shares as of March 31, 2025. The valuation included an assessment of the value of PFH primarily using an income approach leveraging a discounted cash flow technique. Key inputs and assumptions in the valuation included projected financial growth of PFH driven by future loan growth assumptions, growth in new services offerings of PFH, and cost savings from fundings provided by customer growth. Following deconsolidation, the Company continues to originate loans for PFH through its Panacea Division of the Bank, retaining some of the originated loans and selling the remaining. Any loans retained by the Company will be included within Net Loans in the balance sheet and will be included in the Company’s determination of future expected credit losses, which is the Company’s primary exposure to losses as a result of its continued involvement with PFH. For any originated loans that are intended to be sold, the Company will also include these on its balance sheet until the time of sale but through an agreement with PFH any exposure to a decline in value prior to sale will be reimbursed to the Company by PFH. The

Company will also continue, through the Division, to provide loan origination support to PFH and the servicing of loans retained by the Division.

On June 12, 2025, the Company signed a non-binding term sheet to sell a portion of its retained ownership in PFH common shares after the deconsolidation that generated proceeds to the Company of $22.1 million. Following the sale of these shares, the Company continued to hold approximately 467 thousand shares in PFH as of June 30, 2025. The Company utilized a third-party valuation specialist to value these shares as of June 30, 2025 to support the Company’s recording of its investment at fair value as previously discussed. For the three months ended June 30, 2025 the Company recorded a gain of $7.5 million in the income statement in “Gain on Panacea Financial Holdings investment” within noninterest income related to the sale of PFH common shares and fair value adjustments on its remaining investment.

Following deconsolidation, the Company determined that any transactions between the Company and PFH would be related party transactions under relevant accounting guidance. The primary transactions between the Company and PFH relate to quarterly payments between the parties driven by financial performance of loans PFH originates in the Division of the Bank. As of June 30, 2025, the Company had a receivable of $3.4 million included within other assets on the balance sheet related to this payment due from PFH. As of June 30, 2025, the Company did not hold any assets on its balance sheet related to PFH that could be used by PFH to settle their obligations. The Company does not have an obligation to provide any future monetary support to PFH. The maximum exposure to loss as of June 30, 2025 as a result of continued involvement with PFH is the common stock investment of $6.6 million, the receivable of $3.4 million, and any potential credit losses on loans originated in the division of the Bank as discussed above.

Disposition of the Life Premium Finance Division

On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank, N.A. (“EverBank”) for the sale of the Company’s Life Premium Finance division (“LPF”). EverBank acquired LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that were retained by the Bank. All of the LPF operations, including its employees, were assumed by EverBank following the close of the transaction, which took place in two parts. EverBank acquired approximately $370 million of loans from the division at a $6.0 million premium at the first close on October 31, 2024. Between the first and second closing, which happened on January 31, 2025, EverBank purchased loans generated by the division in ordinary course at par. The Bank provided interim servicing from the first closing until the transition of the business at the final closing when EverBank began servicing the purchased loans and serviced the Bank’s retained portfolio for the duration of the portfolio. From the first closing through December 31, 2024, the Bank sold approximately $400 million of loans and related accrued interest and recorded a pre-tax gain of $4.7 million, net of advisory and legal fees. As of December 31, 2024, the Bank had an additional $50.7 million of loans to be sold to EverBank which were recorded in loans held for sale at lower of cost or market. The Bank subsequently sold approximately $64 million of additional loans at par to EverBank (inclusive of the loans in held for sale at year end) from January 1, 2025 through the second close on January 31, 2025.

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

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with GAAP for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2024 Form 10-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities, the credit impairment of investment securities, the mortgage banking derivatives, interest rate swap derivatives, Consumer Program derivatives, the valuation of goodwill, and deferred tax assets. Management monitors and continually reassess these at each reporting period.

Interest Rate Swaps

The Company is subject to interest rate risk exposure in the normal course of business through its core lending operations. Primarily to help mitigate interest rate risk associated with its loan portfolio, the Company entered into interest rate swaps in May and August of 2023 with a large U.S. financial institution as the counterparty. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in benchmark interest rates, such as Prime or SOFR. Interest rate swaps subject the Company to market risk associated with changes in interest rates, changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company’s interest rate swaps are pay-fixed and receive-floating whereby the Company receives a variable rate of interest based on SOFR.

As of June 30, 2025, the gross amounts of interest rate swap derivative assets and liabilities were $0.4 million and $0.4 million, respectively, and are recorded net in other assets on the consolidated balance sheets. As of December 31, 2024, the gross amounts of interest rate swap derivative assets and liabilities were $1.1 million and $0.3 million, respectively, and are recorded net in other assets on the consolidated balance sheets. One of the Company’s three interest rate swaps matured in May of 2025 and the remaining two swaps mature in May and August of 2026.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$749,298	$149,946	$(54)	$818,375	$249,190	$(810)

Treasury Stock

On December 19, 2024, the Board of Directors of the Company authorized a stock repurchase program (the “Stock Repurchase Program”) under which the Company may repurchase up to 740,600 shares of its common stock. The Stock Repurchase Program began on December 19, 2024, near the end of the previously authorized repurchase plan, and will end on December 19, 2025. The Stock Repurchase Program does not obligate the Company to purchase any particular number of shares, and there is no guarantee as to the exact number of shares that will be repurchased by the Company. The Stock Repurchase Program may be suspended, modified or terminated by the Company at any time and for any reason, without prior notice.

In June 2025, we repurchased a total of 79,549 shares of our common stock under the Stock Repurchase Program at an average cost of $10.00 per share and recorded the stock in Treasury Stock in Stockholders’ Equity at its repurchase cost of $807 thousand. At the date of repurchase, Stockholders' Equity was reduced by the repurchase price. If the Company subsequently reissues treasury shares, Treasury Stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable. The remaining buyback authority under our share repurchase program was 661,051 shares as of June 30, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires more disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses but does not change the requirements for the presentation of expenses on the face of the income statement. In January 2025, FASB issued an update ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), clarifying the effective date. The amendments in this standard will be effective for the Company’s annual disclosures beginning for the year ended December 31, 2027, and interim periods within fiscal years beginning on January 1, 2028, and is required to be applied prospectively, with early adoption permitted. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) – Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU modifies the Topic 805 framework for identifying the accounting acquirer in certain business combinations when the legal acquiree is a VIE. Existing guidance states the primary beneficiary is the accounting acquirer of a VIE in a business combination even if Topic 805’s general factors used to identify the accounting acquirer (which apply to other business combinations) suggest that the transaction would otherwise be a reverse acquisition. This ASU modifies existing guidance by limiting situations in which entities must identify the primary beneficiary as the accounting acquirer in certain business combinations and requiring entities to consider the general factors in Topic 805 when a business combination involving a VIE is primarily effected through exchanging equity interests. The ASU is to be applied prospectively to annual and interim reporting periods beginning after December 15, 2026 for all entities, with early adoption permitted. The Company does not believe this standard will have a material impact on its consolidated financial statements.

2.      INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows ($ in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2025
Residential government-sponsored mortgage-backed securities	$105,428	$139	$(11,013)	$94,554
Obligations of states and political subdivisions	33,028	4	(3,278)	29,754
Corporate securities	11,000	6	(744)	10,262
Residential government-sponsored collateralized mortgage obligations	64,363	690	(1,036)	64,017
Government-sponsored agency securities	16,339	—	(2,006)	14,333
Agency commercial mortgage-backed securities	24,998	—	(2,759)	22,239
SBA pool securities	6,951	7	(44)	6,914
Total	$262,107	$846	$(20,880)	$242,073

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$105,655	$5	$(14,253)	$91,407
Obligations of states and political subdivisions	33,500	3	(3,798)	29,705
Corporate securities	16,000	—	(920)	15,080
Residential government-sponsored collateralized mortgage obligations	57,908	223	(1,741)	56,390
Government-sponsored agency securities	16,315	—	(2,479)	13,836
Agency commercial mortgage-backed securities	25,750	—	(3,572)	22,178
SBA pool securities	7,504	6	(203)	7,307
Total	$262,632	$237	$(26,966)	$235,903

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities held-to-maturity were as follows ($ in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
June 30, 2025
Residential government-sponsored mortgage-backed securities	$7,181	$2	$(521)	$—	$6,662
Obligations of states and political subdivisions	1,519	—	(54)	—	1,465
Residential government-sponsored collateralized mortgage obligations	150	—	(7)	—	143
Total	$8,850	$2	$(582)	$—	$8,270

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$7,760	$2	$(764)	$—	$6,998
Obligations of states and political subdivisions	1,519	—	(75)	—	1,444
Residential government-sponsored collateralized mortgage obligations	169	—	(9)	—	160
Total	$9,448	$2	$(848)	$—	$8,602

Available-for-sale investment securities of $9.9 million and $18.5 million were purchased during the three and six months ended June 30, 2025, respectively, and $9.4 million and $18.2 million were purchased during the three and six months ended June 30, 2024, respectively. No held-to-maturity investments were purchased during the three and six months ended June 30, 2025 and 2024. No investment securities were sold during the three and six months ended June 30, 2025 and 2024.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2025, by contractual maturity, were as follows ($ in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$1,752	$1,740	$—	$—
Due in one to five years	11,547	11,028	1,014	980
Due in five to ten years	34,180	30,281	505	485
Due after ten years	12,888	11,300	—	—
Residential government-sponsored mortgage-backed securities	105,428	94,554	7,181	6,662
Residential government-sponsored collateralized mortgage obligations	64,363	64,017	150	143
Agency commercial mortgage-backed securities	24,998	22,239	—	—
SBA pool securities	6,951	6,914	—	—
Total	$262,107	$242,073	$8,850	$8,270

Investment securities with a carrying amount of approximately $136.5 million and $141.1 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Regarding U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. Regarding securities issued by states and political subdivisions and other held-to-maturity securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of June 30, 2025, Primis did not have a material allowance for credit losses on held-to-maturity securities.

As of June 30, 2025 and December 31, 2024, there were 156 and 155, respectively, of investment securities available-for-sale that were in an unrealized loss position. The unrealized losses related to investment securities available-for-sale as of June 30, 2025 and December 31, 2024, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit losses. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities available-for-sale and held-to-maturity in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024 by duration of time in a loss position ($ in thousands):

	Less than 12 months		12 Months or More		Total
June 30, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$2,993	$(6)	$77,229	$(11,007)	$80,222	$(11,013)
Obligations of states and political subdivisions	510	(3)	28,241	(3,275)	28,751	(3,278)
Corporate securities	—	—	9,257	(744)	9,257	(744)
Residential government-sponsored collateralized mortgage obligations	4,557	(25)	13,680	(1,011)	18,237	(1,036)
Government-sponsored agency securities	—	—	14,333	(2,006)	14,333	(2,006)
Agency commercial mortgage-backed securities	—	—	22,239	(2,759)	22,239	(2,759)
SBA pool securities	4,392	(18)	2,042	(26)	6,434	(44)
Total	$12,452	$(52)	$167,021	$(20,828)	$179,473	$(20,880)

	Less than 12 months		12 Months or More		Total
June 30, 2025	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$6,538	$(521)	$6,538	$(521)
Obligations of states and political subdivisions	577	(3)	888	(51)	1,465	(54)
Residential government-sponsored collateralized mortgage obligations	—	—	143	(7)	143	(7)
Total	$577	$(3)	$7,569	$(579)	$8,146	$(582)

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$10,233	$(102)	$80,700	$(14,151)	$90,933	$(14,253)
Obligations of states and political subdivisions	2,060	(21)	26,642	(3,777)	28,702	(3,798)
Corporate securities	—	—	15,080	(920)	15,080	(920)
Residential government-sponsored collateralized mortgage obligations	16,488	(339)	14,739	(1,402)	31,227	(1,741)
Government-sponsored agency securities	—	—	13,836	(2,479)	13,836	(2,479)
Agency commercial mortgage-backed securities	—	—	22,178	(3,572)	22,178	(3,572)
SBA pool securities	4,359	(161)	2,426	(42)	6,785	(203)
Total	$33,140	$(623)	$175,601	$(26,343)	$208,741	$(26,966)

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$6,927	$(764)	$6,927	$(764)
Obligations of states and political subdivisions	572	(8)	872	(67)	1,444	(75)
Residential government-sponsored collateralized mortgage obligations	—	—	160	(9)	160	(9)
Total	$572	$(8)	$7,959	$(840)	$8,531	$(848)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Loans held for sale, at fair value	$126,869	$83,276
Loans held for sale, at lower of cost or market	—	163,832
Total loans held for sale	$126,869	$247,108

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$480,981	$475,898
Commercial real estate - non-owner occupied	590,848	610,482
Secured by farmland	3,696	3,711
Construction and land development	106,443	101,243
Residential 1-4 family	571,206	588,859
Multi-family residential	157,097	158,426
Home equity lines of credit	62,103	62,954
Total real estate loans	1,972,374	2,001,573

Commercial loans (2)	811,458	608,595
Paycheck Protection Program loans	1,729	1,927
Consumer loans	339,936	270,063
Total Non-PCD loans	3,125,497	2,882,158
PCD loans	5,024	5,289
Total loans held for investment	$3,130,521	$2,887,447
(1)	Includes $6.2 million and $6.3 million related to loans collateralizing secured borrowings as of June 30, 2025 and December 31, 2024, respectively.
(2)	Includes $10.3 million and $11.0 million related to loans collateralizing secured borrowings as of June 30, 2025 and December 31, 2024, respectively.

Loans held for sale, at the lower of cost or market

As of December 31, 2024, $113.2 million of Consumer Program loans and $50.5 million of life premium finance loans were included in loans held for sale, at the lower of cost or market, based on the Company’s decision to sell the loans. The life premium finance loans were sold during the six months ended June 30, 2025. At March 31, 2025, the Company determined it would no longer sell the Consumer Program loans and has the intent and ability to hold these loans for the foreseeable future as it intends to run off the portfolio and therefore transferred the loans back to the consumer loans category within loans held for investment at their amortized cost of $101.6 million as of that date.

Consumer Program Loans

The Company had $113.2 million and $152.1 million of amortized cost balance of loans outstanding in the Consumer Program as of June 30, 2025 and December 31, 2024, respectively, or 4% and 5%, respectively of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the consumer loans category disclosures in this footnote as of June 30, 2025 and $113.2 million is included in loans held for sale, at the lower of cost or market, and $38.9 million in the consumer loans category in loans held for investment as of December 31, 2024.  As of June 30, 2025, 11% of the loans were in a promotional period requiring no payment of interest on their loans with 89% of these promotional loan periods ending in the third quarter of 2025 through the first quarter of 2026.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $17.4 million and $16.5 million as of June 30, 2025 and December 31, 2024, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of June 30, 2025 and December 31, 2024 ($ in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
June 30, 2025	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$4,327	$29	$1,664	$6,020	$474,961	$480,981
Commercial real estate - non-owner occupied	40,076	3,304	—	43,380	547,468	590,848
Secured by farmland	—	—	—	—	3,696	3,696
Construction and land development	404	2,113	—	2,517	103,926	106,443
Residential 1-4 family	3,216	863	2,191	6,270	564,936	571,206
Multi- family residential	—	—	—	—	157,097	157,097
Home equity lines of credit	186	—	818	1,004	61,099	62,103
Commercial loans	660	1,292	24,738	26,690	784,768	811,458
Paycheck Protection Program loans	—	—	1,713	1,713	16	1,729
Consumer loans	2,625	2,401	100	5,126	334,810	339,936
Total Non-PCD loans	51,494	10,002	31,224	92,720	3,032,777	3,125,497
PCD loans	—	—	—	—	5,024	5,024
Total	$51,494	$10,002	$31,224	$92,720	$3,037,801	$3,130,521

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2024	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$456	$52	$4,021	$4,529	$471,369	$475,898
Commercial real estate - non-owner occupied	9,539	4,290	—	13,829	596,653	610,482
Secured by farmland	—	—	—	—	3,711	3,711
Construction and land development	12	656	—	668	100,575	101,243
Residential 1-4 family	6,694	318	1,462	8,474	580,385	588,859
Multi- family residential	—	—	—	—	158,426	158,426
Home equity lines of credit	1,098	168	238	1,504	61,450	62,954
Commercial loans	24,101	1,279	1,954	27,334	581,261	608,595
Paycheck Protection Program loans	—	—	1,886	1,886	41	1,927
Consumer loans	6,625	7,013	—	13,638	256,425	270,063
Total Non-PCD loans	48,525	13,776	9,561	71,862	2,810,296	2,882,158
PCD loans	—		—	—	5,289	5,289
Total	$48,525	$13,776	$9,561	$71,862	$2,815,585	$2,887,447

The amortized cost, by class, of loans and leases on nonaccrual status as of June 30, 2025 and December 31, 2024, were as follows ($ in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
June 30, 2025	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$1,664	$374	$2,038	$713
Commercial real estate - non-owner occupied	—	40,450	40,450	374
Secured by farmland	—	326	326	326
Construction and land development	—	119	119	119
Residential 1-4 family	2,191	1,917	4,108	4,109
Home equity lines of credit	817	372	1,189	1,189
Commercial loans	1,264	1,423	2,687	1,112
Consumer loans	100	794	894	877
Total Non-PCD loans	6,036	45,775	51,811	8,819
PCD loans	—	1,248	1,248	1,248
Total	$6,036	$47,023	$53,059	$10,067

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2024	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$4,021	$431	$4,452	$641
Commercial real estate - non-owner occupied	—	393	393	393
Secured by farmland	—	378	378	378
Construction and land development	—	130	130	130
Residential 1-4 family	1,462	2,417	3,879	3,879
Home equity lines of credit	238	542	780	780
Commercial loans	1,954	720	2,674	846
Paycheck Protection Program loans	173	—	173	173
Consumer loans	—	864	864	864
Total Non-PCD loans	7,848	5,875	13,723	8,084
PCD loans	—	1,303	1,303	1,303
Total	$7,848	$7,178	$15,026	$9,387

There were $1.7 million of PPP loans greater than 90 days past due and still accruing as of both June 30, 2025 and December 31, 2024.

The following table presents nonaccrual loans as of June 30, 2025 by class and year of origination ($ in thousands):

								Revolving Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$88	$210	$1,740	$—	$—	$2,038
Commercial real estate - non-owner occupied	—	—	—	—	40,076	374	—	—	40,450
Secured by farmland	—	—	—	—	—	326	—	—	326
Construction and land development	—	—	—	—	—	119	—	—	119
Residential 1-4 family	—	156	—	530	—	2,483	290	649	4,108
Home equity lines of credit	—	—	—	—	—	—	557	632	1,189
Commercial loans	—	32	207	933	383	1,015	—	117	2,687
Consumer loans	—	5	55	403	393	17	—	21	894
Total non-PCD nonaccruals	—	193	262	1,954	41,062	6,074	847	1,419	51,811
PCD loans	—	—	—	—	—	1,248	—	—	1,248
Total nonaccrual loans	$—	$193	$262	$1,954	$41,062	$7,322	$847	$1,419	$53,059

Interest received on nonaccrual loans were immaterial for both the three and six months ended June 30, 2025 and 2024.

Modifications Provided to Borrowers Experiencing Financial Difficulty

The Bank determines that a borrower may be experiencing financial difficulty if the borrower is currently delinquent on any of its debt, or if the Bank is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future. Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly for commercial borrowers due to the complex nature of the loan structure, business/industry risk and borrower/guarantor structures. Concessions may include the reduction of an interest rate at a rate lower than current market rates for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness. When evaluating whether a concession has been granted, the Bank also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Bank for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers.

The assessments of whether a borrower is experiencing financial difficulty at the time a concession has been granted is inherently subjective in nature, and management’s judgment is required when determining whether the concession results in a modification that is accounted for as a new loan or a continuation of the existing loan under GAAP.

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

The following table provides a summary of the amortized cost basis of loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and the related percentage of the loan portfolio period-end balance by the type of modification as of June 30, 2025, excluding Consumer Program loans ($ in thousands):

	For the three months ended June 30, 2025
	Payment Deferral		Total
	$	%	$	%
Commercial real estate - non-owner occupied	$1,729	0.36%	$1,729	0.36%
Multi-family residential	554	0.35%	554	0.35%
Commercial loans	24,023	4.21%	24,023	4.21%
Total	$26,306		$26,306

	For the six months ended June 30, 2025
	Payment Deferral		Total
	$	%	$	%
Commercial real estate - non-owner occupied	$1,729	0.36%	$1,729	0.36%
Multi-family residential	554	0.35%	554	0.35%
Commercial loans	24,023	4.21%	24,023	4.21%
Total	$26,306		$26,306

The following table depicts the amortized cost basis as of June 30, 2025, of the performance of loans that have been modified to borrowers experiencing financial difficulty in the last 12 months ($ in thousands):

	Payment Status

	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$1,729	$—	$—	$—
Commercial real estate - non-owner occupied	28,746	—	—	—
Residential 1-4 family	67	—	108	—
Multi- family residential	554	—	—	—
Home equity lines of credit	56	—	—	—
Commercial loans	1,177	516	—	23,475
Consumer loans	52	—	—	—
Total	$32,381	$516	$108	$23,475

Consumer Program modifications

The Company began offering modifications to Consumer Program borrowers beginning on January 1, 2025, in an attempt to enhance collections of delinquent loans and mitigate charge-offs. The primary type of modifications were principal forgiveness of portions of outstanding principal owed and a combination of term modifications to extend maturity dates and interest rate reductions (primarily on promotional loans).

The following table provides a summary of the loan modifications to Consumer Program borrowers experiencing financial difficulty during the three and six months ended June 30, 2025, by the type of modification ($ in thousands):

	For the three months ended June 30, 2025				For the six months ended June 30, 2025
		Total	Average	Average		Total	Average	Average
		Amortized	Term	Rate Change		Amortized	Term	Rate Change
	# of	Cost	Adjustment	of Modified	# of	Cost	Adjustment	of Modified
	Loans	Modified	(Years)	Loans	Loans	Modified	(Years)	Loans
Term and Interest Rate	235	$3,343	2.5	-11.54%	417	$5,408	3.2	-12.36%
Principal Forgiveness	79	$675	N/A	N/A %	146	$1,536	N/A	N/A %

The following table provides a status at June 30, 2025 of the amortized cost of Consumer Program loans modified since January 1, 2025 by the type of modification ($ in thousands):

	Term and
	Interest
	Rate	Principal
Status	Modifications	Modifications
Current	$4,138	$750
1-30 days past due	$567	$107
31-60 days past due	$239	$104
61-90 days past due	$113	$36

Credit Quality Indicators

Through its system of internal controls, Primis evaluates and segments loan portfolio credit quality using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered “criticized”, while loans classified as Substandard or Doubtful are considered “classified.”.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable or improbable. Primis had no loans classified as Doubtful as of June 30, 2025 or December 31, 2024.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of June 30, 2025 ($ in thousands):

									Revolving
									Loans
								Revolving	Converted
	2025	2024	2023	2022	2021	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$29,194	$45,262	$63,425	$78,299	$59,209		$189,387	$713	$8,147	$473,636
Special Mention	—	—	—	—	—		3,174	—	—	3,174
Substandard	—	—	—	88	210		3,873	—	—	4,171
Doubtful	—	—	—	—	—		—	—	—	—
	$29,194	$45,262	$63,425	$78,387	$59,419		$196,434	$713	$8,147	$480,981
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.31	3.24	3.53	3.41	3.42		3.45	4.00	3.74	3.43
Commercial real estate - nonowner occupied
Pass	$2,453	$22,039	$38,291	$55,319	$42,134		$324,038	$3,995	$3,163	$491,432
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	99,141		275	—	—	99,416
Doubtful	—	—	—	—	—		—	—	—	—
	$2,453	$22,039	$38,291	$55,319	$141,275		$324,313	$3,995	$3,163	$590,848
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.51	3.73	3.56	3.43	4.16		3.70	3.30	2.91	3.77
Secured by farmland
Pass	$687	$31	$—	$—	$—		$2,189	$379	$84	$3,370
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		326	—	—	326
Doubtful	—	—	—	—	—		—	—	—	—
	$687	$31	$—	$—	$—		$2,515	$379	$84	$3,696
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	4.00	—	N/A	N/A	N/A		4.25	3.97	3.01	4.14
Construction and land development
Pass	$17,668	$24,163	$16,355	$35,860	$3,574		$7,349	$952	$—	$105,921
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		522	—	—	522
Doubtful	—	—	—	—	—		—	—	—	—
	$17,668	$24,163	$16,355	$35,860	$3,574		$7,871	$952	$—	$106,443
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.04	3.03	3.92	3.66	3.03		3.53	3.31	N/A	3.42
Residential 1-4 family
Pass	$17,498	$32,921	$28,857	$149,001	$128,826		$199,189	$7,195	$2,787	$566,274
Special Mention	—	—	—	—	—		272	—	—	272
Substandard	—	159	—	530	—		3,032	290	649	4,660
Doubtful	—	—	—	—	—		—	—	—	—
	$17,498	$33,080	$28,857	$149,531	$128,826		$202,493	$7,485	$3,436	$571,206
Current period gross charge offs	$—	$—	$67	$—	$—	$		$—	$—	$67
Weighted average risk grade	3.06	2.73	3.09	3.09	3.04		3.19	3.63	3.97	3.11
Multi- family residential
Pass	$2,136	$—	$445	$21,575	$23,443		$84,999	$4,801	$528	$137,927
Special Mention	—	—	—	—	18,341		—	—	—	18,341
Substandard	—	—	—	—	—		554	—	275	829
Doubtful	—	—	—	—	—		—	—	—	—
	$2,136	$—	$445	$21,575	$41,784		$85,553	$4,801	$803	$157,097
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	3.00	3.17	3.88		3.42	4.00	4.68	3.54
Home equity lines of credit
Pass	$75	$249	$452	$375	$299		$416	$58,846	$117	$60,829
Special Mention	—	—	—	—	—		(1)	32	—	31
Substandard	—	—	—	—	—		(2)	613	632	1,243
Doubtful	—	—	—	—	—		—	—	—	—
	$75	$249	$452	$375	$299		$413	$59,491	$749	$62,103
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00		3.15	3.08	5.60	3.11
Commercial loans
Pass	$102,026	$275,846	$74,657	$159,117	$29,960		$23,022	$105,588	$6,712	$776,928
Special Mention	—	6,443	—	812	—		(1)	—	926	8,180
Substandard	—	32	211	22,350	383		1,195	2,062	117	26,350
Doubtful	—	—	—	—	—		—	—	—	—
	$102,026	$282,321	$74,868	$182,279	$30,343		$24,216	$107,650	$7,755	$811,458
Current period gross charge offs	$—	$—	$—	$28	$—		$—	$—	$731	$759
Weighted average risk grade	3.21	3.11	3.35	3.40	3.83		3.37	3.38	3.90	3.29

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$—	$859	$870	$—	$—	$1,729
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$859	$870	$—	$—	$1,729
Current period gross charge offs	$—	$—	$—	$—	$173	$—	$—	$—	$173
Weighted average risk grade	N/A	N/A	N/A	N/A	2.00	2.00	N/A	N/A	2.00
Consumer loans
Pass	$10,729	$121,285	$15,943	$159,570	$19,225	$3,094	$8,505	$575	$338,926
Special Mention	—	—	3	29	—	29	—	—	61
Substandard	—	5	57	450	413	2	—	22	949
Doubtful	—	—	—	—	—	—	—	—	—
	$10,729	$121,290	$16,003	$160,049	$19,638	$3,125	$8,505	$597	$339,936
Current period gross charge offs	$45	$1,655	$9,653	$14,528	$176	$1	$9	$—	$26,067
Weighted average risk grade	4.00	4.00	3.16	2.76	3.20	6.31	2.43	4.07	3.31
PCD
Pass	$—	$—	$—	$—	$—	$1,805	$—	$—	$1,805
Special Mention	—	—	—	—	—	1,842	—	—	1,842
Substandard	—	—	—	—	—	1,377	—	—	1,377
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,024	$—	$—	$5,024
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.81	N/A	N/A	4.81
Total	$182,466	$528,435	$238,696	$683,375	$426,017	$852,827	$193,971	$24,734	$3,130,521
Current period gross charge offs	$45	$1,655	$9,720	$14,556	$349	$1	$9	$731	$27,066
Weighted average risk grade	3.26	3.32	3.43	3.19	3.61	3.50	3.27	3.81	3.39

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2024 ($ in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$41,807	$58,979	$79,927	$65,362	$14,830	$193,528	$1,623	$9,280	$465,336
Special Mention	—	—	—	—	—	3,960	—	—	3,960
Substandard	—	—	—	210	—	6,392	—	—	6,602
Doubtful	—	—	—	—	—	—	—	—	—
	$41,807	$58,979	$79,927	$65,572	$14,830	$203,880	$1,623	$9,280	$475,898
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.24	3.53	3.42	3.39	3.17	3.51	3.34	3.76	3.44
Commercial real estate - nonowner occupied
Pass	$21,857	$37,292	$56,104	$117,439	$45,057	$295,756	$2,486	$3,216	$579,207
Special Mention	—	—	—	—	—	2,904	—	—	2,904
Substandard	—	—	—	28,371	—	—	—	—	28,371
Doubtful	—	—	—	—	—	—	—	—	—
	$21,857	$37,292	$56,104	$145,810	$45,057	$298,660	$2,486	$3,216	$610,482
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.72	3.55	3.17	4.13	3.84	3.68	3.14	2.91	3.74
Secured by farmland
Pass	$270	$68	$—	$4	$76	$2,408	$400	$107	$3,333
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	378	—	—	378
Doubtful	—	—	—	—	—	—	—	—	—
	$270	$68	$—	$4	$76	$2,786	$400	$107	$3,711
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	—	N/A	4.00	N/A	4.26	3.89	3.06	4.14
Construction and land development
Pass	$28,796	$22,554	$36,762	$3,957	$(1)	$8,224	$821	$—	$101,113
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	130	—	—	130
Doubtful	—	—	—	—	—	—	—	—	—
	$28,796	$22,554	$36,762	$3,957	$(1)	$8,354	$821	$—	$101,243
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.01	3.73	3.69	3.10	3.00	3.42	3.36	N/A	3.46
Residential 1-4 family
Pass	$32,866	$33,350	$161,816	$134,244	$37,927	$174,569	$6,054	$2,985	$583,811
Special Mention	—	—	—	—	—	605	—	—	605
Substandard	159	263	542	—	—	2,680	262	537	4,443
Doubtful	—	—	—	—	—	—	—	—	—
	$33,025	$33,613	$162,358	$134,244	$37,927	$177,854	$6,316	$3,522	$588,859
Current period gross charge offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
Weighted average risk grade	3.13	3.11	3.09	3.04	3.07	3.20	3.74	3.85	3.12
Multi- family residential
Pass	$1,356	$451	$21,692	$23,703	$17,147	$69,360	$4,863	$564	$139,136
Special Mention	—	—	—	18,438	—	—	—	—	18,438
Substandard	—	—	—	—	—	573	—	279	852
Doubtful	—	—	—	—	—	—	—	—	—
	$1,356	$451	$21,692	$42,141	$17,147	$69,933	$4,863	$843	$158,426
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.00	3.17	3.88	3.91	3.30	4.00	4.66	3.53
Home equity lines of credit
Pass	$211	$428	$348	$458	$44	$3,017	$56,813	$140	$61,459
Special Mention	—	—	—	—	—	(1)	32	—	31
Substandard	—	—	—	—	—	11	812	641	1,464
Doubtful	—	—	—	—	—	—	—	—	—
	$211	$428	$348	$458	$44	$3,027	$57,657	$781	$62,954
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$9	$—	$9
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.90	3.08	5.53	3.15
Commercial loans
Pass	$152,489	$85,049	$179,070	$32,374	$4,125	$22,008	$97,721	$6,781	$579,617
Special Mention	—	—	1,276	—	—	1	1,127	—	2,404
Substandard	31	4	21,967	383	169	1,108	2,782	130	26,574
Doubtful	—	—	—	—	—	—	—	—	—
	$152,520	$85,053	$202,313	$32,757	$4,294	$23,117	$101,630	$6,911	$608,595
Current period gross charge offs	$—	$383	$—	$—	$—	$196	$347	$—	$926
Weighted average risk grade	3.21	3.35	3.40	3.83	3.34	3.42	3.44	3.75	3.38

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$870	$884	$—	$—	$—	$1,754
Special Mention	—	—	—	173	—	—	—	—	173
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$1,043	$884	$—	$—	$—	$1,927
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	2.66	2.00	N/A	N/A	N/A	2.36
Consumer loans
Pass	$51,194	$17,987	$166,307	$21,621	$537	$3,044	$7,718	$637	$269,045
Special Mention	—	4	59	—	—	41	—	—	104
Substandard	2	40	447	398	—	2	—	25	914
Doubtful	—	—	—	—	—	—	—	—	—
	$51,196	$18,031	$166,813	$22,019	$537	$3,087	$7,718	$662	$270,063
Current period gross charge offs	$19,199	$9,777	$19,790	$1,293	$—	$33	$—	$—	$50,092
Weighted average risk grade	4.27	3.37	2.88	3.29	4.00	4.01	2.46	N/A	3.22
PCD
Pass	$—	$—	$—	$—	$—	$1,890	$—	$—	$1,890
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	1,439	—	—	1,439
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,289	$—	$—	$5,289
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.81	N/A	N/A	4.81
Total	$331,038	$256,469	$726,317	$448,005	$120,795	$795,987	$183,514	$25,322	$2,887,447
Current period gross charge offs	$19,199	$10,160	$19,790	$1,293	$—	$237	$356	$—	$51,035
Weighted average risk grade	3.29	3.41	3.17	3.59	3.50	3.49	3.31	3.75	3.39

Revolving loans that were converted to term loans during the three and six months ended June 30, 2025 were as follows ($ in thousands):

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Commercial real estate - non-owner occupied	$—	$15
Residential 1-4 family	—	164
Commercial loans	149	1,075
Total loans	$149	$1,254

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $0.2 million at June 30, 2025. There were no foreclosed residential real estate property held or in the process of foreclosure as of December 31, 2024.

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

Management applies qualitative adjustments to model results for risk factors that are not considered within our quantitative modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. Qualitative factor (“Q-Factor”) adjustments are driven by key risk indicators that management tracks on a pool-by-pool basis.

In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2025 and December 31, 2024, calculated in accordance with ASC 326 ($ in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
June 30, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,952	$3,404	$1	$890	$6,003	$813	$432	$5,005	$3,265	$—	$24,765
Q-factor and other qualitative adjustments	441	808	28	167	337	643	30	678	319		3,451
Specific allocations	334	9,775	—	—	—	—	—	5,852	1,591	217	17,769
Total	$5,727	$13,987	$29	$1,057	$6,340	$1,456	$462	$11,535	$5,175	$217	$45,985

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,623	$4,194	$1	$1,045	$6,423	$971	$511	$4,062	$3,932	$—	$25,762
Q-factor and other qualitative adjustments	321	698	19	158	396	649	22	694	362	—	3,319
Specific allocations	955	2,074	—	—	—	—	—	6,038	15,331	245	24,643
Total	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three and six months ended June 30, 2025 and 2024 is summarized below ($ in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Three Months Ended June 30, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,697	$6,912	$22	$1,087	$6,537	$1,488	$459	$11,099	$10,500	$220	$44,021
Provision (recovery)	30	7,075	7	(30)	(130)	(32)	2	1,162	222	(3)	8,303
Charge offs	—	—	—	—	(67)	—	—	(726)	(11,939)	—	(12,732)
Recoveries	—	—	—	—	—	—	1	—	6,392	—	6,393
Ending balance	$5,727	$13,987	$29	$1,057	$6,340	$1,456	$462	$11,535	$5,175	$217	$45,985

Three Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$4,563	$5,664	$26	$1,196	$5,107	$1,541	$348	$6,926	$26,421	$1,664	$53,456
Provision (recovery)	329	(205)	—	(306)	817	494	16	(805)	3,836	(1,057)	3,119
Charge offs	—	—	—	—	—	—	—	1	(6,264)	—	(6,263)
Recoveries	—	—	—	—	2	—	—	2	1,258	—	1,262
Ending balance	$4,892	$5,459	$26	$890	$5,926	$2,035	$364	$6,124	$25,251	$607	$51,574

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
Six Months Ended June 30, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724
Provision (recovery)	(172)	7,021	9	(146)	(412)	(164)	(73)	1,673	2,191	(28)	9,899
Charge offs	—	—	—	—	(67)	—	—	(932)	(26,067)	—	(27,066)
Recoveries	—	—	—	—	—	—	2	—	9,426	—	9,428
Ending balance	$5,727	$13,987	$29	$1,057	$6,340	$1,456	$462	$11,535	$5,175	$217	$45,985

Six Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209
Provision (recovery)	637	(363)	(5)	(239)	986	445	(2)	148	9,085	(1,065)	9,627
Charge offs	—	—	—	—	—	—	—	(346)	(11,296)	—	(11,642)
Recoveries	—	—	—	—	2	—	2	2	1,374	—	1,380
Ending balance	$4,892	$5,459	$26	$890	$5,926	$2,035	$364	$6,124	$25,251	$607	$51,574

Generally, a commercial loan, or a portion thereof, is charged-off when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to our collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Losses on installment loans are recognized in accordance with regulatory guidelines. All other consumer loan losses are recognized when delinquency exceeds 120 cumulative days except for the Consumer Program loans that are charged-off once they become 90 days past due.

The following table presents the principal balance of loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025		December 31, 2024
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$3,753	$334	$6,266	$955
Commercial real estate - non-owner occupied	99,602	9,775	28,764	2,074
Secured by farmland	326	—	378	—
Construction and land development	403	—	—	—
Residential 1-4 family	2,289	—	2,268	—
Multi- family residential	829	—	852	—
Home equity lines of credit	618	—	628	—
Commercial loans	25,565	5,852	25,947	6,038
Consumer loans	7,125	1,591	22,885	15,331
Total non-PCD loans	140,510	17,552	87,988	24,398
PCD loans	5,024	217	5,289	245
Total loans	$145,534	$17,769	$93,277	$24,643

The following table presents a breakdown between loans at amortized cost that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025		December 31, 2024
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets (1)	Assets (1)	Assets (1)	Assets (1)
Commercial real estate - owner occupied	$3,547	$—	$4,229	$—
Commercial real estate - non-owner occupied	70,140	—	30,130	—
Secured by farmland	1,174	—	1,277	—
Construction and land development	409	—	—	—
Residential 1-4 family	3,030	—	3,038	—
Multi- family residential	830	—	857	—
Home equity lines of credit	618	—	635	—
Commercial loans	26,084	—	26,424	—
Total loans	$105,832	$—	$66,590	$—

Collateral value	$108,436	$—	$75,375	$—

(1)	Loan balances include PCD loans and are presented net of SBA guarantees.

4.      DERIVATIVES

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement, and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period the accrued interest is waived but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative. The fair value of the derivative instrument was an asset of $1.2 million and $4.5 million as of June 30, 2025 and December 31, 2024, respectively. The underlying cash flows were $1.3 million and $4.8 million as of June 30, 2025 and December 31, 2024, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	June 30, 2025
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$40,056	$47,243	n/a
Remaining cumulative promotional prepayments (1)	$5,884	$10,299	$7,319
Average life (years)	n/a	n/a	0.5
Discount rate	4.07%	14.90%	14.90%

	December 31, 2024
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$28,387	$41,994	n/a
Remaining cumulative promotional prepayments (1)	$24,322	$53,661	$34,366
Average life (years)	n/a	n/a	0.5
Discount rate	4.28%	14.39%	14.39%
(1)	Reflects principal amount expected to be prepaid.

Mortgage Banking Derivatives and Financial Instruments

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with borrowers who have applied for a loan and have met certain credit and underwriting criteria. The IRLCs are adjusted for estimated costs to originate the loan as well as the probability that the mortgage loan will fund within the terms of the IRLC (the pullthrough rate). Estimated costs to originate include loan officer commissions and overrides. The pullthrough rate is estimated on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. The Company obtains an analysis from a third party on a monthly basis to support the reasonableness of the pullthrough estimate.

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of June 30, 2025 and December 31, 2024 :

	June 30, 2025	December 31, 2024
Average pullthrough rates	75.7%	89.2%
Average costs to originate	1.4%	1.3%

The following summarizes derivative and non-derivative financial instruments as of June 30, 2025 and December 31, 2024 ($ in thousands):

June 30, 2025
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,151	$52,454
Derivative liabilities	$—	$—

June 30, 2025
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$166	$10,299

December 31, 2024
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,000	$34,593
Derivative liabilities	$—	$—

December 31, 2024
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$82	$6,352
(1)	Pull through rate adjusted.

The notional amounts of mortgage loans held for sale not committed to investors was $74.6 million and $54.7 million as of June 30, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$94,554	$—	$94,554	$—
Obligations of states and political subdivisions	29,754	—	29,754	—
Corporate securities	10,262	—	10,262	—
Residential government-sponsored collateralized mortgage obligations	64,017	—	64,017	—
Government-sponsored agency securities	14,333	—	14,333	—
Agency commercial mortgage-backed securities	22,239	—	22,239	—
SBA pool securities	6,914	—	6,914	—
	242,073	—	242,073	—
Loans held for investment	149,946	—	149,946	—
Loans held for sale, at fair value	126,869	—	126,869	—
Consumer Program derivative	1,177	—	—	1,177
Mortgage banking financial assets	166	—	—	166
Mortgage banking derivative assets	1,151	—	—	1,151
Investment in Panacea Financial Holdings, Inc. common stock (1)	6,586	—	—	6,586
Total assets	$527,968	$—	$518,888	$9,080

(1)	Inputs and assumptions utilized in determining the fair value are discussed in “PFH Deconsolidation and Sale of Shares” in footnote 1, Accounting Policies.

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$91,407	$—	$91,407	$—
Obligations of states and political subdivisions	29,705	—	29,705	—
Corporate securities	15,080	—	15,080	—
Residential government-sponsored collateralized mortgage obligations	56,390	—	56,390	—
Government-sponsored agency securities	13,836	—	13,836	—
Agency commercial mortgage-backed securities	22,178	—	22,178	—
SBA pool securities	7,307	—	7,307	—
	235,903	—	235,903	—
Loans held for investment	249,190	—	249,190	—
Loans held for sale, at fair value	83,276	—	83,276	—
Consumer Program derivative	4,511	—	—	4,511
Mortgage banking financial assets	82	—	—	82
Mortgage banking derivative assets	1,000	—	—	1,000
Total assets	$573,962	$—	$568,369	$5,593

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$98,127	$—	$—	$98,127
Assets held for sale	2,181	—	—	2,181

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,590	$—	$—	$66,590
Loans held for sale, at lower of cost or market	163,832	50,662	113,170	—
Assets held for sale	5,497	—	—	5,497

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels of financial instruments were as follows ($ in thousands) for the periods indicated:

		June 30, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$94,074	$94,074	$64,505	$64,505
Securities available-for-sale	Level 2	242,073	242,073	235,903	235,903
Securities held-to-maturity	Level 2	8,850	8,270	9,448	8,602
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	12,998	12,998	13,037	13,037
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	3,084,536	2,888,458	2,833,723	2,564,623
Loans held for sale	Level 2	126,869	126,869	83,276	83,276
Loans held for sale, at lower of cost or market	Level 3	—	—	163,832	163,832
Consumer Program derivative	Level 3	1,177	1,177	4,511	4,511
Mortgage banking financial assets	Level 3	166	166	82	82
Mortgage banking derivative assets	Level 3	1,151	1,151	1,000	1,000
Interest rate swaps, net	Level 2	—	—	752	752
Investment in Panacea Financial Holdings, Inc. common stock	Level 3	6,586	6,586	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,336,329	$1,336,329	$1,256,632	$1,256,632
Money market and savings accounts	Level 2	1,679,848	1,679,848	1,574,225	1,574,225
Time deposits	Level 3	326,496	325,625	340,178	339,767
Securities sold under agreements to repurchase	Level 1	4,370	4,370	3,918	3,918
Junior subordinated debt	Level 2	9,904	8,997	9,880	9,016
Senior subordinated notes	Level 2	86,116	86,728	85,998	85,987
Secured borrowings	Level 3	16,449	16,449	17,195	17,195

The carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative, interest rate swaps, demand deposits and NOW accounts, savings accounts, money market accounts, FHLB advances, secured borrowings and securities sold under agreements to repurchase.

The fair value of junior subordinated debt and senior subordinated notes are based on current rates for similar financing. The carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material. The fair value of net loans, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion. The net loans that use level 2 inputs are related to the portfolio of loans underlying our interest rate swaps as previously discussed in “Note 1 – Accounting Policies”.

6.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. As of June 30, 2025 and December 31, 2024, the Company had operating lease liabilities totaling $11.2 million and $11.6 million, respectively, and right-of-use assets totaling $9.9 million and $10.3 million, respectively, reflected in our condensed consolidated balance sheets related to these leases. We do not currently have any financing leases. For the three months ended June 30, 2025 and 2024, our net operating lease costs were $0.6 million and $0.5 million, respectively, and for the six months ended June 30, 2025 and 2024, our net operating lease costs were $1.2 million and $1.1 million, respectively. These net operating lease costs are reflected in occupancy expenses on our condensed consolidated statements of income.

The following table presents other information related to our operating leases:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Other information:
Weighted-average remaining lease term - operating leases, in years	5.8	6.8
Weighted-average discount rate - operating leases	4.0%	4.0%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	June 30, 2025
Lease payments due:
2025	$1,246
2026	2,471
2027	2,414
2028	2,164
2029	1,617
Thereafter	2,714
Total lease payments	12,626
Less: imputed interest	(1,431)
Lease liabilities	$11,195

As of June 30, 2025, the Company did not have any operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets for the Company.

7.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of June 30, 2025 and December 31, 2024 was $4.4 million and $3.9 million, respectively.

As of June 30, 2025 and December 31, 2024, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $7.0 million and $6.8 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

As of June 30, 2025, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $544.7 million from the FHLB.

In June 2023, the Bank took the necessary steps to participate in the Federal Reserve discount window borrowing program. As of June 30, 2025, the Bank had borrowing capacity of $583.6 million within the program and has not borrowed under the program.

In 2017, the Company assumed $10.3 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of June 30, 2025 and December 31, 2024, there was $10.3 million outstanding, net of approximately $0.4 million of debt issuance costs as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the interest rate payable on the trust preferred securities was 7.52% and 7.56%, respectively. As of June 30, 2025, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27.0 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of June 30, 2025, 20% of these Subordinated Notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60.0 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus a spread of 531 basis points. As of June 30, 2025, all of these notes qualified as Tier 2 capital.

As of June 30, 2025 and December 31, 2024, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $0.9 million and $1.0 million, respectively.

Secured Borrowings

The Company transferred $1.1 million and $23.4 million in principal balance of loans to another financial institution in 2024 and 2023, respectively, that were accounted for as secured borrowings. The balance of secured borrowings was $16.4 million and $17.2 million as of June 30, 2025 and December 31, 2024, respectively, and the remaining amortized cost balance of the underlying loans was $16.5 million and $17.3 million, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of June 30, 2025 and December 31, 2024 and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”. The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three and six months ended June 30, 2025. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

A summary of stock option activity for the six months ended June 30, 2025 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Options outstanding, beginning of period	35,800	$11.73	1.0	$4
Expired	(16,800)	11.43
Options outstanding, end of period	19,000	$11.99	1.0	—

Exercisable at end of period	19,000	$11.99	1.0	—

There was no stock-based compensation expense associated with stock options for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for the six months ended June 30, 2025 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested restricted stock outstanding, beginning of period	20,900	$13.18	1.8
Vested	(9,050)	15.15
Unvested restricted stock outstanding, end of period	11,850	$11.67	2.2

Stock-based compensation expense for time vested restricted stock awards totaled $18 thousand and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $49 thousand and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. Unrecognized compensation expense associated with restricted stock awards was $0.1 million, which is expected to be recognized over a weighted average period of 2.2 years.

A summary of performance-based restricted stock units (the “Units”) for the six months ended June 30, 2025 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term
Unvested Units outstanding, beginning of period	223,460	$11.79	2.1
Forfeited	—	—
Unvested Units outstanding, end of period	223,460	11.79	1.6

These Units are subject to service and performance conditions and vest based on the achievement of both conditions. Achievement of the performance condition will be determined at the end of the five-year performance period (the “Performance Period”) by evaluating the: (1) Company’s adjusted earnings per share compound annual growth measured for the Performance Period and (2) performance factor achieved. Payouts between performance levels will be determined based on straight line interpolation.

The Company recognized no stock-based compensation expense during the three and six months ended June 30, 2025 and 2024 as a result of the probability of a portion of the Units vesting because it is not probable that these Units will vest. The potential unrecognized compensation expense associated with these Units was $4.2 million as of both June 30, 2025 and December 31, 2024.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amounts recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had letters of credit outstanding totaling $18.2 million and $9.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Primis is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recorded if the Company has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans and Allowance for Credit Losses, as if such commitments were funded. The allowance for credit losses on off-balance sheet credit exposures is reflected in other liabilities in the consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures ($ in thousands):

	2025	2024

Balance as of January 1	$1,121	$1,579
Credit loss expense (benefit)	31	(548)
Balance as of June 30	$1,152	$1,031

Commitments

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments are made predominately for adjustable-rate loans, and generally have fixed expiration dates of up to three months or other termination clauses and usually require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis.

The Company had $145.9 million of mortgage loan commitments outstanding as of June 30, 2025. These commitments have a contractual expiry from 15 to 30 years.

As of June 30, 2025 and December 31, 2024, we had unfunded lines of credit and undisbursed construction loan funds totaling $441.4 million and $459.2 million, respectively, not all of which are expected to be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate instruments. The amount of certificate of deposit accounts maturing in less than one year was $280.8 million as of June 30, 2025. Management anticipates that funding requirements for these commitments will be met in the normal course of business.

Primis also had outstanding commitments under subscription agreements entered into for investments in non-marketable equity securities of $1.6 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations ($ in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2025
Basic EPS	$2,437	24,701	$0.10
Effect of dilutive stock options and unvested restricted stock	—	13	—
Diluted EPS	$2,437	24,714	$0.10

For the three months ended June 30, 2024
Basic EPS	$3,436	24,683	$0.14
Effect of dilutive stock options and unvested restricted stock	—	25	—
Diluted EPS	$3,436	24,708	$0.14

For the six months ended June 30, 2025
Basic EPS	$25,073	24,704	$1.01
Effect of dilutive stock options and unvested restricted stock	—	14	—
Diluted EPS	$25,073	24,718	$1.01

For the six months ended June 30, 2024
Basic EPS	$5,902	24,677	$0.24
Effect of dilutive stock options and unvested restricted stock	—	29	—
Diluted EPS	$5,902	24,706	$0.24

The Company had 19,000 anti-dilutive options as of June 30, 2025. The Company did not have any anti-dilutive options as of June 30, 2024.

11.         SEGMENT INFORMATION

The Company’s reportable operating segments are determined based on its internal organizational structure, which is overseen by the CEO, the Company’s designated Chief Operating Decision Maker (“CODM”). While the CEO consults with key members of his leadership team, the ultimate responsibility for making operational decisions and resource allocations resides with the CEO. For the six months ended June 30, 2025 and 2024, the Company’s internal organizational structure and resulting management reporting was concentrated around the Bank and Primis Mortgage, which resulted in the Company determining these to be its two reportable segments.

Primis’ organizational structure and its operational segments are determined by attributes such as products, services, and customer base, which are then aggregated based on similarities around these attributes. The operating results for each segment are regularly reviewed by the CEO using a broad set of financial and operational data. Key financial data utilized by the CEO to assess financial performance and allocate resources includes loan and deposit growth, certain direct expenses, net interest income and mortgage banking income, along with overall net income attributable to Primis’ common shareholders. The CEO also considers actual results compared to budgeted results in these metrics when assessing performance and making determinations related to resource allocations. The following is a description of our reportable segments.

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

The following table provides financial information for the Company's reportable segments. In addition to the Company’s two reportable segments as described above, the caption “Other” has been included to provide reconciliation of the Company’s consolidated results and includes operational costs that are not a part of the two reportable segments but don’t qualify to be considered a separate reportable segment. “Other” primarily includes the Primis Bank Holding Company and PFH, which are generally cost centers to the consolidated entity, along with elimination adjustments to reconcile the results of the reportable segments to the consolidated financial statements prepared in conformity with GAAP.

	As of and for the three months ended June 30, 2025				As of and for the six months ended June 30, 2025
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$1,754	$45,822	$51	$47,627	$2,810	$92,439	$101	$95,350
Interest expense	—	20,814	1,633	22,447	—	40,505	3,301	43,806
Net interest income	1,754	25,008	(1,582)	25,180	2,810	51,934	(3,200)	51,544
Provision for loan losses	—	8,303	—	8,303	—	9,899	—	9,899
Net interest income after provision for loan losses	1,754	16,705	(1,582)	16,877	2,810	42,035	(3,200)	41,645

Noninterest income:
Mortgage banking income	8,391	(498)	—	7,893	14,113	(605)	—	13,508
Other noninterest income	—	2,686	7,451	10,137	—	4,517	32,340	36,857
Total noninterest income	8,391	2,188	7,451	18,030	14,113	3,912	32,340	50,365

Noninterest expenses:
Salaries and benefits	7,728	9,131	201	17,060	12,408	18,817	3,776	35,001
Data processing expense	192	2,845	—	3,037	323	5,563	—	5,886
Other operating expenses	1,259	10,423	163	11,845	2,229	19,690	1,652	23,571
Total noninterest expenses	9,179	22,399	364	31,942	14,960	44,070	5,428	64,458
Income before income taxes	966	(3,506)	5,505	2,965	1,963	1,877	23,712	27,552
Income tax expense	221	(577)	884	528	446	539	5,096	6,081
Net income	745	(2,929)	4,621	2,437	1,517	1,338	18,616	21,471
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	3,602	3,602
Net income attributable to Primis' common stockholders	$745	$(2,929)	$4,621	$2,437	$1,517	$1,338	$22,218	$25,073

Total assets	$143,940	$3,830,202	$(102,416)	$3,871,726	$143,940	$3,830,202	$(102,416)	$3,871,726
(1)	Other includes Primis Bank Holding Company, PFH and intercompany eliminations.

	As of and for the three months ended June 30, 2024				As of and for the six months ended June 30, 2024
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$1,522	$50,630	$47	$52,199	$2,429	$100,002	$113	$102,544
Interest expense	—	25,551	1,795	27,346	—	48,941	3,481	52,422
Net interest income	1,522	25,079	(1,748)	24,853	2,429	51,061	(3,368)	50,122
Provision for loan losses	—	3,119	—	3,119	—	9,627	—	9,627
Net interest income after provision for loan losses	1,522	21,960	(1,748)	21,734	2,429	41,434	(3,368)	40,495

Noninterest income:
Mortgage banking income	6,584	(182)	—	6,402	12,158	(182)	—	11,976
Other noninterest income	—	4,323	126	4,450	—	8,978	204	9,182
Total noninterest income	6,584	4,141	126	10,852	12,158	8,796	204	21,158

Noninterest expenses:
Salaries and benefits	5,041	8,951	2,096	16,088	9,272	18,723	3,827	31,822
Data processing expense	110	2,237	—	2,347	197	4,381	—	4,578
Other operating expenses	933	9,742	675	11,351	1,737	17,685	1,501	20,923
Total noninterest expenses	6,084	20,930	2,771	29,786	11,206	40,789	5,328	57,323
Income before income taxes	2,022	5,171	(4,393)	2,800	3,381	9,441	(8,492)	4,330
Income tax expense	487	1,211	(433)	1,265	811	2,070	(898)	1,983
Net income (loss)	1,535	3,960	(3,960)	1,535	2,570	7,371	(7,594)	2,347
Net loss attributable to noncontrolling interests	—	—	1,901	1,901	—	—	3,555	3,555
Net income (loss) attributable to Primis' common stockholders	$1,535	$3,960	$(2,059)	$3,436	$2,570	$7,371	$(4,039)	$5,902

Total assets	$107,623	$3,881,301	$(22,906)	$3,966,018	$107,623	$3,881,301	$(22,906)	$3,966,018
(1)	Other includes Primis Bank Holding Company, PFH and intercompany eliminations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be achieved for any other period. The emphasis of this discussion will be on the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 for the consolidated income statements. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2025 compared to December 31, 2024. This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

NON-GAAP

In the following discussion and analysis, we provide certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are intended to supplement, not replace, GAAP, which we use to prepare our financial statements, and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, our non-GAAP financial measures may not be comparable to non-GAAP financial measures of other companies. We use the non-GAAP financial measures discussed herein in our analysis of our performance. Management believes that these non-GAAP financial measures provide additional understanding of our ongoing operations, enhance the comparability of our results of operations with prior periods and show the effects of significant gains and charges in the periods presented without the impact of items or events that may obscure trends in our underlying performance. Non-GAAP financial measures may be identified with the symbol (+) and may be labeled as adjusted. Refer to the “Non-GAAP Financial Measures” section within this Item 2 for more information about these non-GAAP financial measures, including a reconciliation of these measures to the most directly comparable GAAP financial measures.

FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and are instead based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are inherently subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. The words “believe,” “may,”  “forecast,” “should,” “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “predict,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors contained in this Quarterly Report on Form 10-Q, as well as the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;

●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth (including an economic downturn or recession), including the U.S. imposition of tariffs on other countries and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to recover certain losses related to fraudulent loans under the Company's insurance policies and to successfully complete the claims process and minimize the financial impact of these loans;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial Division, digital banking platform, V1BE fulfillment service, Mortgage Warehouse lending, and Primis Mortgage Company as well as our cost saving projects to reduce technology vendor expenses and administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, stagflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017, the CARES Act and the One Big Beautiful Bill Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;

●	the potential implementation of a regulatory reform agenda under the new presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	the potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, civil unrest, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to expediently remediate our existing material weaknesses in our internal controls deemed ineffective;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to DEI and ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions;
●	our ability to grow the mortgage warehouse business and achievement of certain margin results; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the SEC under the Exchange Act.

Forward-looking statements are not guarantees of performance or results and should not be relied upon as representing management’s views as of any subsequent date. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should refer to the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be different from those expressed or implied by our forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to publicly updated or revise these forward-looking statements in light of new information or future events.

OVERVIEW

Primis Financial Corp. (NASDAQ: FRST) is the bank holding company for Primis Bank, a Virginia state-chartered bank, which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of June 30, 2025, Primis Bank had 24 full-service branches in Virginia and Maryland and also provided services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. PMC, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry through the Panacea Financial Division of the Bank. PFH was a consolidated subsidiary of Primis until March 31, 2025, when it was deconsolidated in accordance with applicable accounting guidance.

While Primis Bank offers a wide range of commercial banking services, it focuses on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in number of industries, as well as loans to individuals for a variety of purposes. Primis Bank invests in real estate-related securities, including collateralized mortgage obligations and agency mortgage-backed securities. Primis Bank’s principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. Primis Bank offers a broad range of deposit products, including checking, savings, money market accounts and certificates of deposit. Primis Bank actively pursues business relationships by utilizing the business contacts of its senior management, other bank officers and its directors, thereby capitalizing on its knowledge of its local market areas.

RECENT DEVELOPMENTS

On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act” (OBBBA) was signed into law. OBBBA enacted broad changes to the domestic and international taxation arena by extending many expiring Tax Cuts and Jobs Act tax provisions among other individual and business tax relief measures, along with funding national defense and border security, cutting certain federal spending programs, phasing out certain renewable energy credits created by the Inflation Reduction Act, and raising the national debt ceiling, among other things. Management is currently evaluating the potential impacts of the provisions of the OBBBA, however, based on information available to date, we do not anticipate the OBBBA will have a material impact on our consolidated financial position or results of operations, absent any further changes in law.

OPERATIONAL HIGHLIGHTS

In 2024, we focused on organizing the core bank and lines of business that drive premium operating results. The second quarter of 2025 demonstrated progress in key areas that are expected to continue and build through the rest of the year and into 2026. Our strategy centers on growing earning assets back to previous levels after the sale of our Life Premium Finance division and achieving higher production and profitability in our retail mortgage business. We continued to execute successfully during the first half of 2025 on these strategies including the following:

Core Community Bank

●	The core Bank’s loan portfolio was essentially flat at $2.1 billion at June 30, 2025 compared to $2.2 billion at December 31, 2024.
●	The core Bank’s cost of deposits was 1.79% in the second quarter of 2025 compared to 2.20% in the second quarter of 2024. The core Bank’s cost of deposits is up to 100 basis points lower than similar sized peers in the core Bank’s footprint. Approximately 19% of the core Bank’s deposit base are noninterest bearing deposits.

Mortgage Warehouse

●	Outstanding loan balances as of June 30, 2025 were $184.5 million, up 189% from $63.8 million as of December 31, 2024.
●	Mortgage warehouse funded approximately 11% of its balance sheet with associated customer noninterest bearing deposit balances, which totaled $20.5 million as of June 30, 2025.
●	Committed facilities were up 130% to $804 million as of June 30, 2025 compared to $349 million as of December 31, 2024.

Panacea Financial Division

●	Outstanding loan balances grew 16%, or $71.5 million, during the first half of 2025 from $433.8 million as of December 31, 2024.
●	Outstanding deposits were $111.7 million as of June 30, 2025, up 21% from December 31, 2024.

Primis Mortgage

●	Locked loan volume was $323.5 million in the second quarter of 2025, up 57% from the fourth quarter of 2024.
●	Earnings for PMC in the second quarter and year-to-date period were negatively impacted by approximately $1.2 million of personnel costs related to new production teams hired at the end of the first quarter of 2025. However, as these teams rebuild their pipeline, we expect income from their production to exceed the upfront costs incurred.

Changes in the relationship between PFH and Primis during the first quarter of 2025 resulted in a determination to deconsolidate PFH from Primis as of March 31, 2025. The deconsolidation resulted in recognition of a $24.6 million gain for Primis during the six months ended June 30, 2025, as a result of recording the fair value of our retained interest in common stock of PFH. The deconsolidation resulted in us no longer including PFH’s financial results in our financial results after March 31, 2025. PFH continues to work with the Panacea Division of the Bank to originate loans, some of which the Bank will retain, and others will be sold to investors and other financial institutions.

On June 12, 2025, we signed a non-binding term sheet to sell a portion of our retained ownership in PFH common shares after the deconsolidation that generated proceeds of $22.1 million for us. Following the sale of these shares, we continued to hold approximately 467 thousand shares in PFH as of June 30, 2025. For the three months ended June 30, 2025 we recorded a gain of $7.5 million in the income statement in “Gain on Panacea Financial Holdings investment” within noninterest income related to the sale of PFH common shares and fair value adjustments on our remaining investment.

SUMMARY OF FINANCIAL RESULTS

Executive Overview

Results of Operations Highlights

●	Net income available to common shareholders for the three months ended June 30, 2025 totaled $2.4 million, or $0.10 basic and diluted earnings per share, compared to net income of $3.4 million, or $0.14 basic and diluted earnings per share for the three months ended June 30, 2024, resulting in a decline year-over-year of $1.0 million. The decline was primarily driven by $5.1 million of higher provision for credit losses, $2.1 million higher noninterest expense, and $1.9 decrease in noncontrolling interest income due to PFH deconsolidation in the first quarter of 2025. These were partially offset by $7.2 million of higher noninterest income driven by our second quarter of 2025 sale of a portion of our common stock ownership in PFH and marking our remaining common shares to fair value resulting in a pre-tax gain of $7.5 million and $0.7 million less provision for income taxes on less pre-tax income.
●	Net income available to common shareholders for the six months ended June 30, 2025 totaled $25.1 million, or $1.01 basic and diluted earnings per share, compared to net income of $5.9 million, or $0.24 basic and diluted earnings per share for the six months ended June 30, 2024, resulting in an increase year-over-year of $19.2 million. The increase was primarily driven by a $24.6 million gain on deconsolidation of PFH and $7.5 million gain on sale and fair value adjustment of our PFH common share investment following deconsolidation. The gains on PFH were partially offset by $7.1 million of higher noninterest expense and $4.1 million higher provision for income taxes on higher pre-tax income.
●	Net interest margin increased to 2.86% for the three months ended June 30, 2025 compared to 2.72% for the three months ended June 30, 2024. Excluding the impacts of the Consumer Program portfolio, we had a core net interest margin of 3.12%(+) in the second quarter of 2025.
●	Net interest margin grew to 3.02% for the six months ended June 30, 2025 compared to 2.78% for the six months ended June 30, 2024. The significant driver of this increase was a meaningful decrease in our cost of funds that declined by 40 basis points. Excluding the impacts of the Consumer Program portfolio, our core net interest margin was 3.12%(+) for the six months ended June 30, 2025.
●	Net interest income increased $0.3 million and $1.4 million during the three and six months ended June 30, 2025, respectively, compared to the same periods of 2024, driven by declines in interest expenses in 2025 compared to 2024. The second quarter of 2025 included significant interest reversals on Consumer Program promotional loans, while the second quarter of 2024 did not include any reversals. Excluding the interest reversals on Consumer Program loans in the second quarter of 2025, net interest income would have increased $2.3 million compared to the second quarter of 2024.
●	The provision for loan losses increased 166% and 3% during the three and six months ended June 30, 2025, compared to the same periods in 2024. The increase was primarily driven by a provision in the second quarter of 2025 for impairment of one commercial real estate loan that was downgraded to substandard and placed on nonaccrual in the quarter. This was partially offset by less reserves in the Consumer Program loan portfolio in 2025 due to higher reserves and charge-offs in 2024, higher expected credit quality of the remaining portfolio, and enhanced loss mitigation efforts in 2025 resulting in improved performance of the Consumer Program portfolio.
●	Noninterest income increased during the three and six months ended June 30, 2025 compared to the same periods in 2024, driven primarily by the $7.5 million gain on sale and fair value adjustment of our PFH common share investment following PFH deconsolidation and driven primarily during the six months by the aforementioned $7.5 million gain and a $24.6 million gain on deconsolidation of PFH in the first quarter of 2025. We also had a 23% and 13% increase in mortgage banking income during the three and six months ended June 30, 2025, respectively. Partially offsetting these increases were decreases in most other categories of noninterest income, led primarily by a 53% and 91% decrease in Consumer Program derivative income as a result of promotional loans exiting their promotional period.

●	Noninterest expense was up $2.1 million in the three months ended June 30, 2025 compared to the same period in 2024, driven by personnel costs, data processing expense and miscellaneous lending expenses. Noninterest expense was up $7.1 million in the first half of 2025 compared to the same period in 2024, driven by the same categories as the three months increase. The personnel costs increased during the three months primarily due to costs associated with new PMC loan officers and during the six months due to new PMC loan officers costs and growth in PFH. Data processing expenses grew from the continued high cost of operating two core operational systems that we are actively working to consolidate, which would provide substantial cost savings once we have consolidated. Miscellaneous lending expense increases were primarily driven by an increase in servicing fees we pay the third-party that services the Consumer Program loan portfolio.

Balance Sheet Highlights

●	Total assets increased 5% as of June 30, 2025 when compared to December 31, 2024 primarily due to growth in mortgage warehouse and the Panacea Division that drove growth in HFI loans.
●	Total loans held for investment as of June 30, 2025 were $3.1 billion, an increase of $0.2 million, or 8%, from December 31, 2024. The increase was led by Commercial and Consumer loan growth which was primarily driven by growth in the Panacea Division and mortgage warehouse lending.
●	Total deposits were up $0.2 billion compared to December 31, 2024 with growth across all categories except for money market accounts. Growth was partially driven by increased mortgage warehouse and Panacea Division deposit account balances. Noninterest bearing demand deposits were $477.7 million at June 30, 2025, a growth rate of 9% compared to balances at December 31, 2024. We have no wholesale funding and are 100% funded with customer deposits at June 30, 2025.
●	The ratio of gross loans (excluding loans held for sale) to deposits increased to 93.7% at June 30, 2025, from 91.1% at December 31, 2024.
●	Allowance for credit losses to total loans was down 39 basis points to 1.47% as of June 30, 2025, compared to 1.86% as of December 31, 2024. The decline was driven in large part due to charge-offs on the Consumer Program portfolio during 2025 and smaller additional reserves compared to these charge-offs due to enhanced loss mitigation efforts and higher expected credit quality of remaining Consumer Program loans. This was partially offset by a $7.1 million increase in the allowance for a commercial real estate loan that was placed on nonaccrual during the second quarter of 2025.
●	Asset quality declined from year end with nonperforming assets as a percentage of total assets (excluding SBA guarantees) at 1.90% as of June 30, 2025 compared to 0.29% as of December 31, 2024, a 161 basis point change. This decline was driven by two relationships totaling $63.6 million, one commercial real estate and one commercial. The commercial real estate loan had an amortized cost balance of $40.1 million and was placed on nonaccrual due to certain weaknesses in the credit. We have a specific credit loss reserve of 19% of the net current book balance associated with the loan. The commercial relationship was two loans with a combined $23.5 million amortized cost balance that became 90 days past as of June 30, 2025 and have a specific credit loss reserve of 23% of the net current book balance. Payments have been made on the commercial loans in July 2025, resulting in the loans becoming less than 90 days past due subsequent to June 30, 2025.
●	Book value and tangible book value(+) per common share increased by 104 and 106 basis points, respectively, as of June 30, 2025 compared to December 31, 2024, driven by the increase in equity as a result of net income.
●	Our capital ratios continued to exceed requirements to be considered well capitalized as of June 30, 2025, with increases in Common Equity Tier 1 and Tier 1 of 18 and 17 basis points, respectively, and a decrease in total risk-based capital of 10 basis points, compared to December 31, 2024.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison. Net income available to common shareholders for the three months ended June 30, 2025 totaled $2.4 million, or $0.10 basic and diluted earnings per share, compared to $3.4 million, or $0.14 basic and diluted earnings per share for the three months ended June 30, 2024. The results reflect an increase in noninterest income of $7.2 million, primarily due to $7.5 million gain on sale of a portion of the Company’s ownership in PFH in the second quarter of 2025 and an increase in fair value of the remaining PFH common share investment, a $0.3 million increase in net interest income, and a $0.7 million decrease in our income tax provision. These are offset by an increase in provision for credit losses of $5.2 million, an increase in noninterest expense of $2.1 million driven by personnel expenses and data processing costs, and a decrease in noncontrolling interest income of $1.9 million. Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

Six-Month Comparison. Net income available to common shareholders for the six months ended June 30, 2025 totaled $25.1 million, or $1.01 basic and diluted earnings per share, compared to $5.9 million, or $0.24 basic and diluted earnings per share for the six months ended June 30, 2024. The results reflect an increase in noninterest income of $29.2 million, primarily due to the $32.0 million gain on deconsolidation of PFH and the sale and fair value gains on PFH described above and a $1.4 million increase in our net interest income driven by lower interest expenses. These increases were partially offset by an increase in noninterest expense of $7.1 million driven by personnel costs and data processing expenses and an increase in income tax provisions of $4.1 million from higher pre-tax earnings. Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

Net Interest Income and Net Interest Margin

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Months Comparison.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	June 30, 2025			June 30, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$108,693	$1,754	6.47%	$84,389	$1,521	7.25%
Loans, net of deferred fees (1) (2)	3,074,993	42,963	5.60%	3,266,651	48,032	5.91%
Investment securities	249,485	1,928	3.10%	244,308	1,805	2.97%
Other earning assets	98,369	982	4.00%	73,697	841	4.59%
Total earning assets	3,531,540	47,627	5.41%	3,669,045	52,199	5.72%
Allowance for credit losses	(39,990)			(51,723)
Total non-earning assets	302,900			294,919
Total assets	$3,794,450			$3,912,241

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$821,893	$4,603	2.25%	$778,458	$4,827	2.49%
Money market accounts	759,107	5,271	2.79%	823,156	6,788	3.32%
Savings accounts	882,227	7,793	3.54%	866,652	8,912	4.14%
Time deposits	329,300	2,830	3.45%	423,107	4,095	3.89%
Total interest-bearing deposits	2,792,527	20,497	2.94%	2,891,373	24,622	3.42%
Borrowings	117,701	1,950	6.65%	158,919	2,724	6.89%
Total interest-bearing liabilities	2,910,228	22,447	3.09%	3,050,292	27,346	3.61%
Noninterest-bearing liabilities:
Demand deposits	467,493			433,315
Other liabilities	36,649			34,495
Total liabilities	3,414,370			3,518,102
Primis common stockholders' equity	380,080			374,731
Noncontrolling interest	—			19,409
Total stockholders' equity	380,080			394,140
Total liabilities and stockholders' equity	$3,794,450	$25,180		$3,912,241	$24,853
Interest rate spread			2.32%			2.11%
Net interest margin			2.86%			2.72%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $25.2 million for the three months ended June 30, 2025, compared to $24.9 million for the three months ended June 30, 2024. Net interest income increased as a result of interest-bearing liability costs declining more than the declines in interest-earning asset income. Our net interest margin for the three months ended June 30, 2025 was 2.86%, compared to 2.72% for the three months ended June 30, 2024.  Margin increased by 14 basis points primarily as a result of lower average interest-earning asset balances and slightly higher net interest income when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024.

●	Average earning assets decreased $137.5 million, or 4%, primarily due to a decline in average total loans of $167.4 million, or 5%, partially offset by growth in other earning assets of $24.7 million, or 33%, and an increase in average investment securities of $5.1 million, or 2%. Average earning asset balances were driven lower by a $191.7 million decline in average loan balances which was primarily a result of the sale of approximately $400 million of our life premium finance loan portfolio in the fourth quarter of 2024. These average loan balance declines were partially offset by continued growth of the Panacea Division and Mortgage Warehouse loan portfolios during the second quarter of 2025.
●	Average interest-bearing liabilities declined by $140.1 million largely due to maturing time deposits driving average time deposit balances down by $93.8 million. We also experienced declines in average money market deposit accounts by $64.0 million, partially offset by growth in demand deposits of $43.4 million and savings balances of $15.6 million. The increase in demand deposits was driven by growth in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Rates on average interest-bearing deposits declined 48 basis points in total, in large part due to a decline in the fed funds borrowing rate during the last twelve months of 100 basis points, which influences our deposit pricing. Interest paid on average borrowings decreased $0.8 million due to a decline of $41.2 million in average borrowings from the prior year.
●	Yields on average interest earning assets decreased by 31 basis points comparing the three months ended June 30, 2025 to 2024. The decline was primarily driven by decreases in yields earned on loans which were down 78 basis points on LHFS and 31 basis points on LHFI. The decline was primarily driven by the sale of our life premium finance loans and charge-offs in the Consumer Program loan portfolio, both of which earned higher rates, and due to the drop in benchmark lending rates since the three months ended June 30, 2024. Meanwhile, yields on all of our interest-bearing liabilities declined, dropping overall by 52 basis points during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by the decline in benchmark borrowing rates by 100 basis points over that time.

Our net interest income and margin were negatively impacted during the three months ended June 30, 2025 by the Consumer Program loans. During the quarter we had significant charge-offs related to these loans, most of which had promotional interest features, which resulted in significant reversal of interest income. The Company recognizes interest income on the promotional loans when promotional features expire and which generally includes a substantial amount of deferred interest accumulated to that point. If the loan subsequently defaults, that previously recognized interest is reversed against interest income. The Bank recognized substantial interest income on loans exiting their promotional periods beginning in the third quarter of 2024 with a roughly one quarter lag of subsequent reversals primarily due to high first payment defaults on full deferral promotional loans. Net interest margin excluding the Consumer Program portfolio impact entirely, including loan balances, was 3.12%(+) in the second quarter of 2025 compared to actual net interest margin of 2.89%, an increase of 26 basis points. The interest recognized on promotional loan expirations was insignificant in the second quarter of 2025 which is expected to lead to substantially lower interest income reversals going forward.

Six-Months Comparison.

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Six Months Ended
	June 30, 2025			June 30, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$139,431	$2,810	4.06%	$71,643	$2,428	6.82%
Loans, net of deferred fees (1) (2)	2,986,727	86,871	5.87%	3,236,769	94,857	5.89%
Investment securities	247,362	3,834	3.13%	242,743	3,520	2.92%
Other earning assets	92,457	1,835	4.00%	75,382	1,739	4.64%
Total earning assets	3,465,977	95,350	5.55%	3,626,537	102,544	5.69%
Allowance for credit losses	(43,495)			(51,416)
Total non-earning assets	295,964			297,057
Total assets	$3,718,446			$3,872,178

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$813,752	$9,118	2.26%	$776,201	$9,294	2.41%
Money market accounts	773,507	10,691	2.79%	818,651	13,300	3.27%
Savings accounts	818,619	14,211	3.50%	833,490	16,957	4.09%
Time deposits	332,484	5,869	3.56%	427,224	8,085	3.81%
Total interest-bearing deposits	2,738,362	39,889	2.94%	2,855,566	47,636	3.35%
Borrowings	117,330	3,917	6.73%	139,553	4,786	6.90%
Total interest-bearing liabilities	2,855,692	43,806	3.09%	2,995,119	52,422	3.52%
Noninterest-bearing liabilities:
Demand deposits	457,007			446,905
Other liabilities	37,461			34,708
Total liabilities	3,350,160			3,476,732
Primis common stockholders' equity	362,295			375,265
Noncontrolling interest	5,991			20,181
Total stockholders' equity	368,286			395,446
Total liabilities and stockholders' equity	$3,718,446			$3,872,178
Net interest income		$51,544			$50,122
Interest rate spread			2.46%			2.17%
Net interest margin			3.00%			2.78%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $51.5 million for the six months ended June 30, 2025, compared to $50.1 million for the six months ended June 30, 2024. Net interest income increased as a result of interest-bearing liability costs declining more than the declines in interest-earning asset income. Our net interest margin for the six months ended June 30, 2025 was 3.00%, compared to 2.78% for the six months ended June 30, 2024. Margin increased by 22 basis points primarily from lower average interest-earning asset balances and higher net interest income over those periods.  Similar to the discussion above in the three months ended June 30, 2025, Consumer Program loan income reversals had a significant impact on the six months ended June 30, 2025. The net interest margin excluding the Consumer Program portfolio impact entirely, including balances, was 3.12%(+) in the six months ended June 30, 2025, compared to actual net interest margin of 3.00%, an increase of 12 basis points.

●	Average earning assets decreased $160.6 million, or 4%, primarily due to a decline in average total loans of $182.3 million, or 6%, partially offset by growth in other earning assets of $17.1 million, or 23% and an increase in average investment securities of $4.6 million, or 2%. Decline in average loan balances was driven primarily by the sale of approximately $400 million of our life premium finance loan portfolio in the fourth quarter of 2024 and the decision to run-off the remaining retained life premium finance loans and the Consumer Program loans. These average loan balance declines were partially offset by continued growth of Panacea Division and Mortgage Warehouse loan portfolios during the first six months of 2025. Excluding runoff of the life premium finance and Consumer Program portfolios, gross loans would have increased approximately 15% annualized led by growth in the Panacea Division and Mortgage Warehouse loans.
●	Average interest-bearing liabilities declined by $139.4 million due in large part because of maturing time deposits driving average time deposit balances down by $94.7 million. We also experienced declines in average money market accounts of $45.1 million and savings balances of $14.9 million, partially offset by growth in demand deposits of $37.6 million. The increase in demand deposits was driven by growth in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Rates on average interest-bearing deposits declined 41 basis points in total, in large part due to a decline in the fed funds borrowing rate during the last twelve months of 100 basis points, which influences our deposit pricing.
●	Yields on average interest earning assets decreased 14 basis points and the $160.6 million decline in associated average balances combined with Consumer Program loan income decline resulted in a $7.2 million decline in interest income that drove the overall decline in yield. The sale of our life premium finance loans, which earned higher yields than our average loan portfolio yield, and the significant reversals of Consumer Program loan income due to charge-offs of promotional loans during the six months ended June 30, 2025 drove the overall earning asset yield decline. The drop in benchmark lending rates since the six months ended June 30, 2024 also impacted the decline as newer production was generally at lower rates in 2025 compared to 2024. Meanwhile, yields on all of our interest bearing liabilities declined, dropping overall by 43 basis points during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by the decline in benchmark borrowing rates by 100 basis points over that time.

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

The provision for credit losses was $8.3 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $9.9 million compared to $9.6 million for the six months ended June 30, 2025 and 2024, respectively. Provision expense in the second quarter and first six months of 2025 was driven primarily by $7.1 million of provisions on an individually evaluated commercial real estate loan that was placed on nonaccrual as of June 30, 2025, due to certain weaknesses in the credit. See additional discussion of this loan in the Asset Quality section of this MD&A.  Our provision also increased in the 2025 periods compared to the 2024 periods due to growth in the loan portfolio and moderate charge-off activity.

When excluding the provision on the commercial real estate loan, overall provision expense declined $1.9 million and $6.8 million in the three and six months ended June 30, 2025 compared to 2024, respectively.  This decline was due to higher provisions in the 2024 periods primarily related to the Consumer Program loans. Credit losses were concentrated in the promotional portion of that portfolio that were largely originated between the third quarter of 2022 and first quarter of 2023. As loans ended their promotional periods in large numbers in the third quarter of 2024 through the first quarter of 2025 we observed high initial default rates on these loans in the first month after the promotional period ends leading to eventual charge-offs. We have incorporated this loss experience into our allowance calculations during 2024 and the first six months of 2025, which drove higher provisions corelated to the volume of loans ending their promotional period. Due to the majority of these promotional loans having ended promotions in 2024 and coupled with our loss mitigation efforts in 2025, our provisioning for this portfolio has been much less in the first six months of 2025 with no provision and $1.9 million recorded in the three and six months ended June 30, 2025, respectively.

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

Three-Months Comparison.

	For the Three Months Ended
	June 30,
(dollars in thousands)	2025	2024	Change
Account maintenance and deposit service fees	$1,675	$1,861	$(186)
Income from bank-owned life insurance	438	981	(543)
Gain on Panacea Financial Holdings investment	7,450	—	7,450
Mortgage banking income	7,893	6,402	1,491
Gain (loss) on sale of loans	210	(29)	239
Gain (loss) on other investments	(308)	136	(444)
Consumer Program derivative income	593	1,272	(679)
Other noninterest income	79	229	(150)
Total noninterest income	$18,030	$10,852	$7,178

Noninterest income increased 66% to $18.0 million for the three months ended June 30, 2025, compared to $10.9 million for the three months ended June 30, 2024. The increase in noninterest income was primarily driven by the $7.5 million gain on sale of a portion of our ownership in PFH and fair value adjustments to the remaining common share investment retained. The increase was also a result of $1.5 million of higher income from mortgage banking activity in the second quarter of 2025 compared to the second quarter of 2024. The increase in mortgage banking income was due to higher gain on sale income driven by $85.0 million higher loan sales during the three months ended June 30, 2025 compared to 2024 and higher fair value gains in marking the mortgage HFS loan portfolio to fair value.

The increases in income were partially offset by declines in income from bank owned life insurance, losses on other investments, and Consumer Program derivative income. The decline in bank-owned life insurance income was driven by a one-time death benefit gain in the second quarter of 2024 that did not re-occur in 2025 and the decline in other investment income was due to losses on other investments held during the quarter. The Consumer Program income decline was primarily driven by a combination of less income earned from the third-party on origination of loans, which ended in January of 2025, and less promotional income due to us when borrowers paid off their promotional loans before the end of the promotional period. These two items resulted in a combined decline of $1.0 million in income when comparing the three months ended June 30, 2025 to the same period in 2024. This was partially offset by lower derivative fair value losses during the three months ended June 30, 2025 compared to 2024 because the promotional loan population expected to prepay early was significantly less and declined at a smaller pace during the three months ended June 30, 2025 compared to 2024. The fair value losses on the derivative were $0.4 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively.

Six-Months Comparison.

	For the Six Months Ended
	June 30,
(dollars in thousands)	2025	2024	Change
Account maintenance and deposit service fees	$3,014	$3,254	$(240)
Income from bank-owned life insurance	863	1,544	(681)
Gains on Panacea Financial Holdings investment	32,028	—	32,028
Mortgage banking income	13,508	11,976	1,532
Gain on sale of loans	210	307	(97)
Gain (loss) on other investments	(255)	342	(597)
Consumer Program derivative income	301	3,313	(3,012)
Other noninterest income	696	422	274
Total noninterest income	$50,365	$21,158	$29,207

Noninterest income increased 138% to $50.4 million for the six months ended June 30, 2025, compared to $21.2 million for the six months ended June 30, 2024. The increase in noninterest income was primarily driven by the $32.0 million gain on our PFH investment, which was comprised of the gain on deconsolidation of PFH in the first quarter of 2025 and gain on sale of a portion of our ownership in PFH and fair value adjustments to the remaining common share investment retained in the second quarter of 2025. The increase was also driven partially by $1.5 million of higher income from mortgage banking activity during 2025 compared to 2024. The increase in mortgage banking income was due to higher gain on sale income driven by $124.1 million higher loan sales during the six months ended June 30, 2025 compared to 2024.

The increases in income were partially offset by declines in income from bank owned life insurance, losses on other investments, and Consumer Program derivative income. The decline in bank-owned life insurance income was driven by several one-time death benefit gains in 2024 that did not re-occur in 2025 and the decline in other investment income was due to losses on other investments held during 2025 compared to 2024. The Consumer Program income decline was primarily driven by higher derivative fair value losses during the six months ended June 30, 2025 compared to 2024 because the promotional loan population expected to prepay early declined at a much faster pace during the first six months of 2025 compared to the first six months of 2024. The fair value losses on the derivative were $3.3 million and $0.9 million during the six months ended June 30, 2025 and 2024, respectively. The remaining decline in the Consumer Program derivative income was a combination of less income earned from the third-party on origination of loans, which ended in January of 2025, and less promotional income due to us when borrowers paid off their promotional loans before the end of the promotional period. These two items resulted in a combined decline of $0.6 million in income when comparing the six months ended June 30, 2025 to the same period in 2024. The income earned from the third-party as a result of promotional loans paying off before the end of their promotional period increased $0.4 million, but the origination income received from the third party fully offset this increase due to a decline of $1.0 million in income tied to originations.

Noninterest Expense

Three-Months Comparison.

	For the Three Months Ended
	June 30,
(dollars in thousands)	2025	2024	Change
Salaries and benefits	$17,060	$16,088	$972
Occupancy expenses	1,318	1,250	68
Furniture and equipment expenses	1,809	1,849	(40)
Amortization of core deposit intangible	289	317	(28)
Virginia franchise tax expense	577	632	(55)
FDIC insurance assessment	1,021	589	432
Data processing expense	3,037	2,347	690
Marketing expense	720	499	221
Telephone and communication expense	324	341	(17)
Professional fees	2,413	2,976	(563)
Miscellaneous lending expenses	900	285	615
Other operating expenses	2,474	2,613	(139)
Total noninterest expenses	$31,942	$29,786	$2,156

Noninterest expenses increased 7% to $31.9 million during the three months ended June 30, 2025, compared to $29.8 million during the three months ended June 30, 2024. The increase was primarily driven by higher salaries and benefits expenses, data processing expense, FDIC insurance expense, and miscellaneous lending expenses, partially offset by lower professional fees

Salaries and benefits expenses increased $1.0 million in the three months ended June 30, 2025 compared to the same period in 2024. The higher salaries and benefits expense was driven primarily due to additions of several lending teams at PMC, one is the top mortgage originator in the Nashville, TN market and the other is the fourth ranked VA lender in the country. These teams drove the salaries and benefits expense in the second quarter of 2025 due to salary draws while they rebuilt their portfolios, but are expected to generate production in 2025 that will exceed these initial salary draws.

Data processing increased $0.7 million when comparing the three months ended June 30, 2025 to 2024, which is due to higher processing volume and also a result of our continued use of two core operating systems. We are in negotiations with our current core provider to consolidate into one core and are reevaluating other vendor relationships. We expect to have resolution with our core processing vendor of our path forward to a consolidated core environment in the second half of 2025 that will begin to provide significant reductions in data processing expense in the future.

FDIC insurance expense was higher by $0.4 million during the three months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in our assessment base as a result of the financial restatements in 2024. Miscellaneous lending expenses were higher by $0.6 million in the second quarter of 2025 compared to the second quarter of 2024 due to higher servicing fees paid to the third-party servicer of our Consumer Program loan portfolio and also due to higher unfunded commitment provisions on our unfunded loans and lines which was driven by the growth in the mortgage warehouse business.

Six-Months Comparison.

	For the Six Months Ended
	June 30,
(dollars in thousands)	2025	2024	Change
Salaries and benefits	$35,001	$31,822	$3,179
Occupancy expenses	2,746	2,740	6
Furniture and equipment expenses	3,666	3,465	201
Amortization of core deposit intangible	602	634	(32)
Virginia franchise tax expense	1,154	1,263	(109)
FDIC insurance assessment	1,814	1,199	615
Data processing expense	5,886	4,578	1,308
Marketing expense	1,234	958	276
Telephone and communication expense	611	687	(76)
Professional fees	4,638	4,341	297
Miscellaneous lending expenses	1,734	737	997
Other operating expenses	5,372	4,899	473
Total noninterest expenses	$64,458	$57,323	$7,135

Noninterest expenses increased 12% to $64.4 million during the six months ended June 30, 2025, compared to $57.3 million during the six months ended June 30, 2024. The increase was primarily driven by higher salaries and benefits expenses, data processing expense, and miscellaneous lending expenses in 2025 compared to 2024.

The higher salaries and benefits expense of $3.2 million for the six months ended June 30, 2025 compared to the same period in 2024 was driven by the PMC personnel growth noted in the prior discussion of the quarter results and also from the growth in PFH salaries expenses in the first three months of 2025 that we were required to include in our results until PFH was deconsolidated as of March 31, 2025, as discussed earlier in this MD&A.

Data processing increased $1.3 million compared to the six months ended June 30, 2025 to 2024, which is due to higher processing volume and also a result of our continued use of two core operating systems. As noted in the quarterly results discussion earlier, we are in negotiations with our current core provider to consolidate into one core and are reevaluating other vendor relationships and expect to have a path forward to core consolidation in the second half of 2025 that will begin to provide significant reductions in data processing expense in the future.

FDIC insurance expense was higher by $0.6 million during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in our assessment base as a result of the financial restatements in 2024. Miscellaneous lending expenses were higher by $1.0 million during the six months ended June 30, 2025 compared to the same period of 2024 due to higher servicing fees paid to the third-party servicer of our Consumer Program loan portfolio and also due to higher unfunded commitment provisions on our unfunded loans and lines, which was driven by the growth in the mortgage warehouse business.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30,	December 31,
	2025	2024	Change

Total cash and cash equivalents	$94,074	$64,505	$29,569
Securities available-for-sale	242,073	235,903	6,170
Securities held-to-maturity	8,850	9,448	(598)
Loans held for sale, at fair value	126,869	83,276	43,593
Loans held for sale, at lower of cost or market	—	163,832	(163,832)
Net loans	3,084,536	2,833,723	250,813
Other assets	315,324	299,428	15,896
Total assets	$3,871,726	$3,690,115	$181,611

Total deposits	$3,342,673	$3,171,035	$171,638
Borrowings	116,839	116,991	(152)
Other liabilities	35,799	37,107	(1,308)
Total liabilities	3,495,311	3,325,133	170,178
Total equity	376,415	364,982	11,433
Total liabilities and equity	$3,871,726	$3,690,115	$181,611

LOAN PORTFOLIO

Loans held for sale

Loans held for sale declined $120.2 million from December 31, 2024 primarily due to the sale of $50.7 million of LPF loans, paydowns of Consumer Program loans HFS, and the transfer back to Net loans (HFI) of $101.7 million of Consumer Program loans in 2025 after the decision to retain these for the foreseeable future or until maturity. These declines were partially offset by increased originations of PMC loans held for sale at fair value.

Loans

Gross loans HFI were $3.1 billion and $2.9 billion as of June 30, 2025 and December 31, 2024, respectively. The increase in loans was driven by the transfer back from HFS into the consumer loans category in the HFI portfolio of Consumer Program loans along with growth of mortgage warehouse loans and Panacea Division commercial loans, both of which were the primary driver of the $202.9 million increase in commercial loans seen below. The growth was partially offset by loan paydowns during the six months ended June 30, 2025 of loans secured by real estate. As of June 30, 2025 and December 31, 2024, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans HFI portfolio consisted of the following as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$480,981	15.4%	$475,898	16.5%
Commercial real estate - non-owner occupied	590,848	18.9%	610,482	21.1%
Secured by farmland	3,696	0.1%	3,711	0.1%
Construction and land development	106,443	3.4%	101,243	3.5%
Residential 1-4 family	571,206	18.2%	588,859	20.4%
Multi- family residential	157,097	5.0%	158,426	5.4%
Home equity lines of credit	62,103	2.0%	62,954	2.2%
Total real estate loans	1,972,374	63.0%	2,001,573	69.2%

Commercial loans	811,458	25.9%	608,595	21.1%
Paycheck protection program loans	1,729	0.1%	1,927	0.1%
Consumer loans	339,936	10.8%	270,063	9.4%
Total Non-PCD loans	3,125,497	99.8%	2,882,158	99.8%
PCD loans	5,024	0.2%	5,289	0.2%
Total loans	$3,130,521	100.0%	$2,887,447	100.0%

The following table sets forth the contractual maturity ranges of our loans HFI portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of June 30, 2025 ($ in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$13,968	$79,440	$26,263	$178,317	$131,399	$1,659	$49,935	$480,981
Commercial real estate - non-owner occupied	52,497	188,098	35,707	96,761	69,827	9,713	138,245	590,848
Secured by farmland	248	666	655	239	766	—	1,122	3,696
Construction and land development	47,567	5,430	33,113	5,213	15,075	—	45	106,443
Residential 1-4 family	10,452	48,538	17,864	24,526	45,312	65,678	358,836	571,206
Multi- family residential	18,279	84,899	21,527	3,259	6,853	—	22,280	157,097
Home equity lines of credit	3,512	742	8,283	54	736	17	48,759	62,103
Total real estate loans	146,523	407,813	143,412	308,369	269,968	77,067	619,222	1,972,374
Commercial loans	120,171	96,297	209,924	318,327	63,346	1,068	2,325	811,458
Paycheck protection program loans	1,206	523	—	—	—	—	—	1,729
Consumer loans	6,507	204,244	56,214	64,188	6,848	1,930	5	339,936
Total Non-PCD loans	274,407	708,877	409,550	690,884	340,162	80,065	621,552	3,125,497
PCD loans	1,141	2,416	96	—	994	377	—	5,024
Total loans	$275,548	$711,293	$409,646	$690,884	$341,156	$80,442	$621,552	$3,130,521

Our highest concentration of credit by loan type is in commercial real estate. As of June 30, 2025, 39% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. Commercial real estate loans are generally viewed as having a higher risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy, or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default.

We seek to mitigate risks attributable to our most highly concentrated portfolios and our portfolios that pose unique risks to our balance sheet through our credit underwriting and monitoring processes, including oversight by a centralized credit administration function, approval process, credit policy, and risk management committee, as well as through our seasoned bankers that focus on lending to borrowers with proven track records in markets that we are familiar with..

Consumer Program Loans

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of June 30, 2025, which is only originated at fixed rates. The amounts do not include the $11.0 million of remaining fair market value adjustments related to the original $20.0 million write-down of the portfolio when transferred to HFS as of December 31, 2024 ($ in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Total Consumer Program Loans (1)	$709	$41,729	$51,286	$30,393	$124,117

(1) Does not include $11.0 million of remaining fair market value adjustments related to the original $20.0 million write-down of the portfolio when transferred to HFS as of December 31, 2024.

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All these promotional loans generally amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period ($ in thousands):

	Amount ending	Amount ending
	No Interest	No Interest	Total Interest
	Promotional Period in	Promotional Period in	Promotional
	next 12 months	next 13-24 months	as of 6/30/25
Consumer Program Loans	$11,897	$667	$12,564

During the three and six months ended June 30, 2025, $5.2 million and $26.3 million, respectively, of Consumer Program loans either paid off during the no interest promotional period or converted to amortizing at the end of the promotional period.

ASSET QUALITY

Nonperforming Assets

The following table presents a comparison of nonperforming assets as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30,	December 31,
	2025	2024
Nonaccrual loans	$53,059	$15,026
Loans past due 90 days and accruing interest	25,188	1,713
Total nonperforming assets	$78,247	$16,739

SBA guaranteed amounts included in nonperforming loans	$4,750	$5,921

Allowance for credit losses to total loans	1.47%	1.86%
Allowance for credit losses to nonaccrual loans	86.67%	357.53%
Allowance for credit losses to nonperforming loans	58.77%	320.94%
Nonaccrual to total loans	1.70%	0.52%
Nonperforming assets excluding SBA guaranteed loans to total assets	1.90%	0.29%

Nonperforming assets increased $61.5 million as of June 30, 2025 compared to December 31, 2024, which was driven by an increase in both nonaccrual loans and loans past due 90 days and accruing interest. The increase in nonaccrual was due to the addition of one commercial real estate loan with a $40.1 million amortized cost balance that was past due over 30 days as of June 30, 2025. Despite only being 30-59 days past due, the credit has exhibited certain weaknesses that warranted placing it on nonaccrual including a decline in occupancy of the underlying office building leading to reduced lease income. We have a lien on the underlying collateral which is Class A office space in a desirable location in northern Virginia. The borrower is actively seeking new tenants for vacant office space in the building. We assess expected credit losses on this loan individually and have a $7.5 million individual reserve against the loan, or 19% of its amortized cost balance, as of June 30, 2025.

The increase in the loans past due 90 days and still accruing interest was driven primarily by one commercial relationship with a $23.5 million outstanding balance comprised of two loans that became 90 days past due as of June 30, 2025. After June 30, 2025, the borrower made payments that resulted in the loans becoming less than 90 days past due. We assessed expected credit losses on this relationship individually as of December 31, 2024 and June 30, 2025 and have established a $5.6 million individual reserve against these loans as of each date.

We will generally place a loan on nonaccrual status when it becomes 90 days past due, with the exception of most consumer loans, which are charged off at 120 days past due and Consumer Program loans which are charged off once they reach 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

Our allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management evaluates the allowance at least quarterly. In addition, on a quarterly basis, our Board of Directors reviews our loan portfolio, evaluates credit quality, reviews the loan loss provision and the allowance for credit losses and requests management to make changes as may be required. In evaluating the allowance, management and the Board of Directors consider the growth, composition and industry diversification of the loan portfolio, historical loan loss experience, current delinquency levels and all other known factors affecting loan collectability.

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

The following table sets forth the allowance for credit losses allocated by loan category and the percentage of loans in each category to total loans at the dates indicated ($ in thousands):

	As of June 30,		As of December 31,
	2025		2024
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Credit	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$5,727	15.4%	$5,899	16.5%
Commercial real estate - non-owner occupied	13,987	18.9%	6,966	21.1%
Secured by farmland	29	0.1%	20	0.1%
Construction and land development	1,057	3.4%	1,203	3.5%
Residential 1-4 family	6,340	18.2%	6,819	20.4%
Multi- family residential	1,456	5.0%	1,620	5.4%
Home equity lines of credit	462	2.0%	533	2.2%
Commercial loans	11,535	25.9%	10,794	21.1%
Paycheck Protection Program loans	—	0.1%	—	0.1%
Consumer loans	5,175	10.8%	19,625	9.4%
PCD loans	217	0.2%	245	0.2%
Total	$45,985	100.0%	$53,724	100.0%

The following table presents an analysis of the allowance for credit losses for the periods indicated ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$44,021	$53,456	$53,724	$52,209
Provision charged to operations:
Total provisions	8,303	3,119	9,899	9,627
Recoveries credited to allowance:
Residential 1-4 family	—	2	—	2
Home equity lines of credit	1	—	2	2
Commercial loans	—	2	—	2
Consumer loans	6,392	1,258	9,426	1,374
Total recoveries	6,393	1,262	9,428	1,380
Total	58,717	57,837	73,051	63,216
Loans charged off:
Residential 1-4 family	67	—	67	—
Commercial loans	726	(1)	932	346
Consumer loans	11,939	6,264	26,067	11,296
Total loans charged-off	12,732	6,263	27,066	11,642
Net charge-offs	6,339	5,001	17,638	10,262
Balance, end of period	$45,985	$51,574	$45,985	$51,574

Net charge-offs to average loans, net of unearned income	0.20%	0.15%	0.56%	0.31%

We believe that the allowance for credit losses as of June 30, 2025 is sufficient to absorb future expected credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for credit losses in future periods if the results of their reviews warrant additions to the allowance for credit losses.

Our allowance for credit losses was $46.0 million as of June 30, 2025 compared to $53.7 million as of December 31, 2024. The $7.7 million decline was driven by $17.6 million in net charge-offs during the six months of 2025, primarily a result of Consumer Program loans, partially offset by $9.9 million of provision for expected credit losses that was driven by the $7.1 million of provision on the individually evaluated commercial real estate loan that was 30-59 days past due and proactively placed on nonaccrual during the six months ended June 30, 2025.

Net charge-offs were primarily related to the Consumer Program portfolio during the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2025, we charged-off $5.1 million and $15.9 million, respectively, net of recoveries, in the Consumer Program portfolio. Comparatively, during the three and six months ended June 30, 2024, we charged-off $4.3 million and $8.7 million, respectively, net of recoveries.  A majority of these charge-offs related to loans originated from the third quarter of 2022 through the first quarter of 2023 where we experienced significant credit weaknesses. When excluding the Consumer Program net charge-offs, we had net charge-offs of $1.2 million and $1.6 million during the three and six months ended June 30, 2025, respectively, and net charge-offs of $0.7 million and $1.6 million during the three and six months ended June 30, 2024, respectively.

The provision for expected credit losses during the six months ended June 30, 2025 was driven primarily by provisions for an individually evaluated nonaccrual commercial real estate loan as noted above. This loan was 30-59 days past due as of June 30, 2025 and was proactively placed on nonaccrual due to weaknesses seen in the credit that resulted in uncertainty whether the borrower can satisfy the contractual terms of the loan agreement as previously discussed. We recorded a provision of $7.1 million on the loan during the six months ended June 30, 2025, which resulted in a $7.5 million individual allowance on the loan, or 19% of the amortized cost of the loan, as of June 30, 2025.

Excluding the provision for the commercial real estate loan described above, the provision for loans declined during the three and six months ended June 30, 2025 primarily due to a decline in provision on Consumer Program loans. We did not require a provision for the Consumer Program portfolio in the second quarter of 2025 and only $1.9 million during the six months ended June 30, 2025, because the earlier vintage promotional loans that have resulted in a majority of our previous credit losses have mostly converted to amortizing prior to the second quarter of 2025. We believe that any remaining loans in these older vintages along with newer vintage promotional loans that end their promotional period over the next three quarters have been considered in our reserving methodology based on our loss experience from 2024 to the first quarter of 2025 with the earlier vintage promotional loans. Specifically, our methodology was updated to consider promotional loan maturity and amount of first payment defaults with eventual charge-off, which was a key driver to charge-offs of these loans in 2024 and first quarter of 2025. We have also implemented loss mitigation efforts that include working with promotional loan borrowers both prior to end of the promotional period and once a borrower defaults so that we can maximize collectability. A combination of these factors along with the remaining balance of promotional loans of only $12.6 million resulted in our lower provisioning for the three and six months ending June 30, 2025 and lower ending allowance balance at June 30, 2025.

As of June 30, 2025, the principal balance outstanding of Consumer Program loans was $124.1 million, excluding a $11.0 million discount as a result of our prior decision to market a majority of the portfolio for sale, which has since been moved back to HFI and will be run-off over time. These loans are accounted for like our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on this portfolio plus the discount results in a reduction of the outstanding principal balance of $13.3 million or 10.7%. As of June 30, 2025, 93% of the outstanding principal balance was current, resulting in 150% coverage by the aggregate allowance and discount of the non-current principal balances.

INVESTMENT SECURITIES

Our investment securities portfolio provides us with required liquidity and collateral to pledge to secure public deposits, certain other deposits, advances from the FHLB of Atlanta, and repurchase agreements.

Available-for-sale and held-to-maturity investment securities totaled $250.9 million as of June 30, 2025, an increase of 2.3% from $245.4 million as of December 31, 2024, primarily due to changes in unrealized gains or losses on available-for-sale securities and purchases of available-for-sale securities, partially offset by paydowns, maturities, and calls of the investments over the past six months. We recognized no credit impairment charges related to credit losses on our held-to-maturity investment securities during the three and six months ended June 30, 2025.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available-for-sale investment securities are reported at fair value, and held-to-maturity investment securities are reported at amortized cost ($ in thousands).

	June 30,	December 31,
	2025	2024
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$94,554	$91,407
Obligations of states and political subdivisions	29,754	29,705
Corporate securities	10,262	15,080
Residential government-sponsored collateralized mortgage obligations	64,017	56,390
Government-sponsored agency securities	14,333	13,836
Agency commercial mortgage-backed securities	22,239	22,178
SBA pool securities	6,914	7,307
Total	$242,073	$235,903

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$7,181	$7,760
Obligations of states and political subdivisions	1,519	1,519
Residential government-sponsored collateralized mortgage obligations	150	169
Total	$8,850	$9,448

Debt investment securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Investment securities classified as available-for-sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Our portfolio of available-for-sale securities currently contains a material amount of unrealized mark-to-market adjustments due to increases in market interest rates since the original purchase of many of these securities. We intend to hold these securities until maturity or recovery of the value and do not anticipate realizing any losses on the investments.

For additional information regarding investment securities refer to “Note 2 - Investment Securities” in this Form 10-Q.

DEPOSITS AND OTHER BORROWINGS

Deposits

The market for deposits is competitive. We offer a line of traditional deposit products that currently include noninterest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit. We compete for deposits through our banking branches with competitive pricing, as well as nationally through advertising and online banking. We use deposits as a principal source of funding for our lending, purchasing of investment securities and for other business purposes. We seek to fund increased loan volumes by growing core deposits, but, subject to internal policy limits on the amount of funding we may maintain, we may use funding sources to fund shortfalls, if any, or to provide additional liquidity. We use purchased brokered deposits as part of our overall liquidity management strategy on an as needed basis, and we purchase such brokered deposits through nationally recognized networks.

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

Total deposits increased by $0.1 billion to $3.3 billion as of June 30, 2025 from $3.2 billion at December 31, 2024. The mix of deposits changed during the six months ended June 30, 2025, including an increase in lower-cost demand, NOW deposit balances and savings balances of $159.8 million, offset by a decline in money market and time deposit account balances. Our deposits are diversified in type and by underlying customers and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry. Deposits are net of excess amounts we sweep off balance sheet to manage liquidity. Deposits swept off balance sheet were $36.9 million as of June 30, 2025, compared to $137 million as of December 31, 2024. The decline since year end was driven by the growth in our loan portfolio, which required us to retain more deposits on balance sheet. The Company has no wholesale funding and is 100% funded with customer deposits at June 30, 2025.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $793.7 million, or 24% of total deposits at the Bank, as of June 30, 2025.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the six months ended June 30, 2025 and 2024 ($ in thousands):

	2025		2024
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$457,007		$446,905
Interest-bearing deposits:
Savings accounts	818,619	3.50%	833,490	4.09%
Money market accounts	773,507	2.79%	818,651	3.27%
NOW and other demand accounts	813,752	2.26%	776,201	2.41%
Time deposits	332,484	3.56%	427,224	3.81%
Total interest-bearing deposits	2,738,362	2.94%	2,855,566	3.35%
Total deposits	$3,195,369		$3,302,471

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter-term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time, as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of June 30, 2025 and December 31, 2024, we had no FHLB borrowings. As of June 30, 2025, we had $354.7 million of unused and available FHLB lines of credit as well as $583.6 million of available credit with the FRB, secured by excess collateral pledged to the FHLB and FRB in the form of loans and investment securities.

Other borrowings can consist of federal funds purchased, secured borrowings due to failed loan sales, and repo transactions that mature within one year, which are secured transactions with customers. The balance in repo accounts at June 30, 2025 and December 31, 2024 was $4.4 million and $3.9 million, respectively.

We had secured borrowings of $16.4 million and $17.2 million as of June 30, 2025 and December 31, 2024, respectively, related to loan transfers to other financial institutions during 2023 and 2024 that did not meet the criteria to be treated as a sale under applicable accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years, which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. For additional information on secured borrowings refer to “Note 7 –Debt and Other Borrowings” in this Form 10-Q.

JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

For information about junior subordinated debt and senior subordinated notes and their anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings.”

LIQUIDITY AND FUNDS MANAGEMENT

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits is not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to, borrowing from the FHLB and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings”, and “Note 9 – Commitments and Contingencies.”

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of June 30, 2025, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2025, we had no material commitments or long-term debt for capital expenditures.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in Item 1 “Financial Statements” of this Quarterly Report have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than the effects of changes in the general rate of inflation and changes in prices do. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including the decisions of the FRB, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, as well as the valuation of our assets and liabilities.

CAPITAL RESOURCES

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of June 30, 2025, that we meet all capital adequacy requirements to which we are subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	June 30,	December 31,
	Purposes	Well Capitalized (1)	2025	2024
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.34%	7.76%
Common equity tier 1 capital ratio	4.50%	n/a	8.92%	8.74%
Tier 1 risk-based capital ratio	6.00%	n/a	9.22%	9.05%
Total risk-based capital ratio	8.00%	n/a	12.43%	12.53%

Primis Bank
Leverage ratio	4.00%	5.00%	9.32%	9.10%
Common equity tier 1 capital ratio	7.00%	6.50%	10.37%	10.78%
Tier 1 risk-based capital ratio	8.50%	8.00%	10.37%	10.78%
Total risk-based capital ratio	10.50%	10.00%	11.62%	12.04%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 3.62% and 4.04% as of June 30, 2025 and December 31, 2024, respectively, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

NON-GAAP FINANCIAL MEASURES

The following tables provide additional details and reconciliation of our non-GAAP metrics used in this Quarterly Report and a reconciliation to the most comparable GAAP metric ($ in thousands except per share data).

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025

Net interest income (GAAP)	$25,180	$51,544
Effect of adjustment for Consumer Portfolio	(1,290)	(37)
Adjusted net interest income (Non-GAAP)	$26,470	$51,581

Total average earning assets (GAAP)	$3,531,540	$3,465,977
Effect of adjustment for Consumer Portfolio	123,230	135,031
Adjusted total average earning assets (Non-GAAP)	$3,408,310	$3,330,946

Net interest margin (GAAP)	2.86%	3.00%
Effect of adjustment for Consumer Portfolio	0.26	0.12
Core net interest margin (Non-GAAP)	3.12%	3.12%

	June 30,	December 31,
	2025	2024
Primis stockholders' equity (GAAP)	$376,415	$351,756
Less: Goodwill and Intangible assets	93,508	94,124
Tangible Primis stockholders' equity (Non-GAAP)	$282,907	$257,632

Shares outstanding at end of period	24,643,185	24,722,734

Book Value per share (GAAP)	$15.27	$14.23
Effect of goodwill and other intangible assets	3.79	3.81
Tangible Book Value per share (Non-GAAP)	$11.48	$10.42

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2024. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2024. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during the first six months of 2025.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-earning loans and investments. Consequently, our earnings significantly depend on our net interest income, which is the difference between the interest income on loans and other investments and the interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-earning assets, we are subject to interest rate risk and corresponding fluctuations in net interest income. Our Asset-Liability Committee (“ALCO”) meets regularly and is responsible for reviewing our interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies established by the ALCO are reviewed and approved by our Board of Directors. We have employed asset/liability management policies that seek to manage our net interest income, without having to incur unacceptable levels of credit or investment risk.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 100 basis points, measured in 100 basis point increments) as of June 30, 2025 and December 31, 2024. All changes are within our Asset/Liability Risk Management Policy guidelines ($ amounts in thousands).

	Sensitivity of EVE
	As of June 30, 2025
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$435,939	$(135,102)	(23.66)%	11.26%	115.81%
Up 300	471,710	(99,331)	(17.39)%	12.18%	125.32%
Up 200	504,944	(66,097)	(11.57)%	13.04%	134.15%
Up 100	550,960	(20,081)	(3.52)%	14.23%	146.37%
Base	571,041	—	—%	14.75%	151.71%
Down 100	577,541	6,500	1.14%	14.92%	153.43%
Down 200	560,169	(10,872)	(1.90)%	14.47%	148.82%
Down 300	527,595	(43,446)	(7.61)%	13.63%	140.16%
Down 400	464,764	(106,277)	(18.61)%	12.00%	123.47%

	Sensitivity of EVE
	As of December 31, 2024
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$438,490	$(68,444)	(13.50)%	11.88%	120.14%
Up 300	451,722	(55,212)	(10.89)%	12.24%	123.77%
Up 200	464,410	(42,524)	(8.39)%	12.59%	127.24%
Up 100	493,213	(13,721)	(2.71)%	13.37%	135.13%
Base	506,934	—	—%	13.74%	138.89%
Down 100	509,055	2,121	0.42%	13.80%	139.47%
Down 200	493,913	(13,021)	(2.57)%	13.38%	135.33%
Down 300	469,048	(37,886)	(7.47)%	12.71%	128.51%
Down 400	435,781	(71,153)	(14.04)%	11.81%	119.40%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the net interest income (“NII”) over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, our model historically assumes that the composition of our interest sensitive assets and liabilities remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

During the first half of 2025, we implemented enhancements to our interest rate risk modeling framework, which impacted the NII sensitivity modeling results as of June 30, 2025 seen below. The enhancements include the adoption of non-linear beta and decay assumptions, which reflect industry best practices for modeling deposit behaviors and rate sensitivities. As a result of these changes, the Bank’s overall interest rate risk profile has shifted toward a more neutral position since December 31, 2024.  The Bank has also steadily increased its portfolio of floating-rate mortgage warehouse loans during the six months ended June 30, 2025, which increased our asset sensitivity as seen in each of the downward shock scenarios as of June 30, 2025. The results below are within our ALM Policy guidelines as of June 30, 2025 and December 31, 2024 ($ in thousands).

	Sensitivity of NII
	As of June 30, 2025
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$119,748	$143
Up 300	119,570	(35)
Up 200	119,381	(224)
Up 100	120,518	913
Base	119,605	—
Down 100	118,917	(688)
Down 200	116,763	(2,842)
Down 300	114,408	(5,197)
Down 400	112,213	(7,392)

	Sensitivity of NII
	As of December 31, 2024
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$95,367	$(15,874)
Up 300	98,941	(12,300)
Up 200	102,472	(8,769)
Up 100	107,370	(3,871)
Base	111,241	—
Down 100	114,126	2,885
Down 200	114,960	3,719
Down 300	115,205	3,964
Down 400	115,736	4,495

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

Notwithstanding the material weaknesses that have not been fully remediated, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in this Form 10-Q, as of and for the three and six months ended June 30, 2025, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the six months ended June 30, 2025, the Company continued to remediate the material weaknesses in its internal control over financial reporting as previously identified and disclosed in Item 9A in the 2024 Annual Report on Form 10-K. Management continues to put controls in place to remediate the previously identified material weaknesses and the material weaknesses will not be remediated until the necessary controls are in place and operating effectively for a sufficient amount of time.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Company’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of June 30, 2025.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchases of our common stock related to our share repurchase program made by us or on our behalf during the second quarter of 2025:

Issuer Purchases of Equity Securities
				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program (1)
April 1-30, 2025	—	$—	—	$6,102,544
May 1-30, 2025	—	—	—	7,013,482
June 1-30, 2025	79,549	10.00	—	7,172,403
Total	79,549	$10.00	—
(1)	In December 2024, our Board of Directors approved a new share repurchase program authorizing the purchase of up to 740,600 shares of our outstanding common stock beginning on December 19, 2024 and ending on December 19, 2025. This share repurchase authorization replaced our prior share repurchase program authorization that also authorized up to 740,600 shares to be repurchased. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and six months ended June 30, 2025.

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

3.5	Articles of Amendment to the Articles of Incorporation dated July 2, 2025 (incorporated herein by reference to Exhibit 3.1 to Primis Financial Corp.’s Current Report on Form 8-K filed on July 2, 2025)

3.6	Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Primis Financial Corp.’s Current Report on Form 8-K filed on July 2, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Primis Financial Corp.
(Registrant)

August 11, 2025	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

August 11, 2025	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer