Form 10-Q
period 2025-09-30
Primis Financial Corp.
filed 2025-11-10
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☒

As of October 31, 2025, there were 24,644,385 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

September 30, 2025

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

“PFH” refers to Panacea Financial Holdings, Inc., headquartered in Little Rock, Arkansas, which owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and the broader healthcare industry.

ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset-Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework
CECL	Current expected credit losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
DEI	Diversity, equity and inclusion
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
ESG	Environmental, social and governance
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Atlanta
FRB	Federal Reserve Bank
FOMC	Federal Open Market Committee
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
HTM	Held-to-maturity
IRLC	Interest rate lock commitments
LHFI	Loans held for investment
LHFS	Loans held for sale
NII	Net interest income
NASDAQ	National Association of Securities Dealers Automated Quotations
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$7,692	$8,059
Interest-bearing deposits in other financial institutions	56,189	56,446
Total cash and cash equivalents	63,881	64,505
Securities available-for-sale, at fair value (amortized cost of $252,991 and $262,632, respectively)	234,660	235,903
Securities held-to-maturity, at amortized cost (fair value of $8,037 and $8,602, respectively)	8,550	9,448
Loans held for sale, at fair value	148,781	83,276
Loans held for sale, at lower of cost or market	53,591	163,832
Total loans held for sale	202,372	247,108
Loans held for investment, collateralizing secured borrowings	15,476	17,287
Loans held for investment	3,184,758	2,870,160
Less: allowance for credit losses	(44,766)	(53,724)
Net loans	3,155,468	2,833,723
Stock in Federal Reserve Bank and Federal Home Loan Bank	17,035	13,037
Bank premises and equipment, net	19,380	19,432
Assets held for sale	775	5,497
Operating lease right-of-use assets	9,427	10,279
Cloud computing arrangement assets, net	6,017	8,065
Goodwill	93,459	93,459
Intangible assets, net	43	665
Bank-owned life insurance	68,504	67,184
Deferred tax assets, net	17,328	26,466
Consumer Program derivative asset	409	4,511
Investment in Panacea Financial Holdings, Inc. common stock	6,880	—
Other assets	50,661	50,833
Total assets	$3,954,849	$3,690,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$489,728	$438,917
Interest-bearing deposits:
NOW accounts	831,709	817,715
Money market accounts	737,634	798,506
Savings accounts	958,416	775,719
Time deposits	318,865	340,178
Total interest-bearing deposits	2,846,624	2,732,118
Total deposits	3,336,352	3,171,035
Securities sold under agreements to repurchase	3,954	3,918
Secured borrowings	15,403	17,195
FHLB advances	85,000	—
Junior subordinated debt	9,917	9,880
Senior subordinated notes	86,174	85,998
Operating lease liabilities	10,682	11,566
Other liabilities	25,214	25,541
Total liabilities	3,572,696	3,325,133
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,723,934 shares issued and 24,644,385 shares outstanding at September 30, 2025, and 24,722,734 shares issued and outstanding at December 31, 2024	247	247
Additional paid in capital	314,770	314,694
Retained earnings	82,541	58,047
Treasury stock, at cost. 79,549 shares at September 30, 2025	(807)	—
Accumulated other comprehensive loss	(14,598)	(21,232)
Total Primis stockholders' equity	382,153	351,756
Noncontrolling interests	—	13,226
Total stockholders' equity	382,153	364,982
Total liabilities and stockholders' equity	$3,954,849	$3,690,115

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$48,857	$54,296	$138,538	$151,581
Interest and dividends on taxable securities	1,808	1,702	5,450	5,022
Interest and dividends on tax exempt securities	86	97	278	297
Interest and dividends on other earning assets	1,015	1,017	2,850	2,756
Total interest and dividend income	51,766	57,112	147,116	159,656
Interest expense:
Interest on deposits	20,571	25,351	60,460	72,987
Interest on other borrowings	2,163	3,738	6,080	8,524
Total interest expense	22,734	29,089	66,540	81,511
Net interest income	29,032	28,023	80,576	78,145
Provision for (recovery of) credit losses	(49)	7,511	9,850	17,138
Net interest income after provision for (recovery of) credit losses	29,081	20,512	70,726	61,007

Noninterest income:
Account maintenance and deposit service fees	1,358	1,468	4,372	4,722
Income from bank-owned life insurance	456	431	1,319	1,975
Gains on Panacea Financial Holdings investment	294	—	32,322	—
Mortgage banking income	8,887	6,803	22,395	18,779
Gains on sale of loans	249	—	459	307
Gains on other investments	381	51	126	393
Consumer Program derivative income	264	79	565	3,392
Other noninterest income	80	450	776	873
Total noninterest income	11,969	9,282	62,334	30,441

Noninterest expenses:
Salaries and benefits	18,523	16,764	53,524	48,587
Occupancy expenses	1,575	1,248	4,321	3,988
Furniture and equipment expenses	1,906	1,823	5,572	5,288
Amortization of intangible assets	—	318	602	952
Virginia franchise tax expense	576	631	1,730	1,894
FDIC insurance assessment	999	545	2,813	1,744
Data processing expense	2,369	2,552	8,255	7,130
Marketing expense	450	449	1,684	1,407
Telephone and communication expense	309	330	920	1,017
Professional fees	2,509	2,914	7,147	7,255
Miscellaneous lending expenses	231	1,098	1,965	1,835
Other operating expenses	2,866	2,283	8,238	7,182
Total noninterest expenses	32,313	30,955	96,771	88,279
Income (loss) before income taxes	8,737	(1,161)	36,289	3,169
Income tax expense (benefit)	1,907	(304)	7,988	1,679
Net income (loss)	6,830	(857)	28,301	1,490
Net loss attributable to noncontrolling interests	—	2,085	3,602	5,640
Net income attributable to Primis' common stockholders	$6,830	$1,228	$31,903	$7,130

Other comprehensive income:
Unrealized gains on available-for-sale securities	$1,703	$7,601	$8,398	$5,863
Tax expense	358	1,595	1,764	1,231
Other comprehensive income	1,345	6,006	6,634	4,632
Comprehensive income	$8,175	$7,234	$38,537	$11,762
Earnings per share, basic	$0.28	$0.05	$1.29	$0.29
Earnings per share, diluted	$0.28	$0.05	$1.29	$0.29

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - June 30, 2025	24,643,185	$247	$314,743	$78,175	$(807)	$(15,943)	$—	$376,415
Net income	—	—	—	6,830	—	—	—	6,830
Other comprehensive income	—	—	—	—	—	1,345	—	1,345
Dividends on common stock ($0.10 per share)	—	—	—	(2,464)	—	—	—	(2,464)
Stock option exercises	1,200	—	15	—	—	—	—	15
Stock-based compensation expense	—	—	12	—	—	—	—	12
Balance - September 30, 2025	24,644,385	$247	$314,770	$82,541	$(807)	$(14,598)	$—	$382,153

	For the Three Months Ended September 30, 2024
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - June 30, 2024	24,708,234	$247	$313,852	$85,099	$—	$(23,151)	$18,164	$394,211
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	—	(38)	(38)
Net income (loss)	—	—	—	1,228	—	—	(2,085)	(857)
Other comprehensive income	—	—	—	—	—	6,006	—	6,006
Dividends on common stock ($0.10 per share)	—	—	—	(2,473)	—	—	—	(2,473)
Stock option exercises	15,500	—	173	—	—	—	—	173
Restricted stock forfeited	(1,000)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	41	—	—	—	—	41
Balance - September 30, 2024	24,722,734	$247	$314,066	$83,854	$—	$(17,145)	$16,041	$397,063

	For the Nine Months Ended September 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - December 31, 2024	24,722,734	$247	$314,694	$58,047	$—	$(21,232)	$13,226	$364,982
Net income (loss)	—	—	—	31,903	—	—	(3,602)	28,301
Other comprehensive income	—	—	—	—	—	6,634	—	6,634
Panacea Financial Holdings, Inc. deconsolidation	—	—	—	—	—	—	(9,624)	(9,624)
Dividends on common stock ($0.30 per share)	—	—	—	(7,409)	—	—	—	(7,409)
Stock option exercises	1,200	—	15	—	—	—	—	15
Repurchase of common stock	(79,549)	—	—	—	(807)	—	—	(807)
Stock-based compensation expense	—	—	61	—	—	—	—	61
Balance - September 30, 2025	24,644,385	$247	$314,770	$82,541	$(807)	$(14,598)	$—	$382,153

	For the Nine Months Ended September 30, 2024
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - December 31, 2023	24,693,172	$247	$313,548	$84,143	$—	$(21,777)	$21,432	$397,593
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	—	249	249
Net income (loss)	—	—	—	7,130	—	—	(5,640)	1,490
Other comprehensive income	—	—	—	—	—	4,632	—	4,632
Dividends on common stock ($0.30 per share)	—	—	—	(7,419)	—	—	—	(7,419)
Stock option exercises	30,916	—	210	—	—	—	—	210
Restricted stock forfeited	(1,000)	—	—	—	—	—	—	—
Repurchase of restricted stock	(354)	—	(4)	—	—	—	—	(4)
Stock-based compensation expense	—	—	312	—	—	—	—	312
Balance - September 30, 2024	24,722,734	$247	$314,066	$83,854	$—	$(17,145)	$16,041	$397,063

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$28,301	$1,490
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	6,535	6,723
Net amortization of premiums and (accretion of discounts)	285	(11)
Provision for credit losses	9,850	17,138
Proceeds from sales of loans originated to sell	12,224	76,194
Net change in mortgage loans held for sale	(34,436)	(42,783)
Net gains on mortgage banking	(22,395)	(18,779)
Net gains on sale of loans	(459)	(307)
Proceeds from sales of assets held for sale	2,308	3,319
Loss on bank premises and equipment and assets held for sale	191	—
Earnings on bank-owned life insurance	(1,319)	(1,272)
Gain on bank-owned life insurance death benefit	—	(703)
Stock-based compensation expense	61	312
Gains on Panacea Financial Holdings investment	(32,322)	—
Gains on other investments	(126)	(393)
Deferred income tax expense (benefit)	7,374	(4,418)
Net change in fair value of loan derivative	4,102	3,660
Net (increase) decrease in other assets	(546)	18,549
Net increase (decrease) in other liabilities	2,404	(1,368)
Net cash and cash equivalents (used in) provided by operating activities	(17,968)	57,351
Investing activities:
Purchases of securities available-for-sale	(18,460)	(34,170)
Proceeds from paydowns, maturities and calls of securities available-for-sale	27,615	25,380
Proceeds from paydowns, maturities and calls of securities held-to-maturity	879	1,863
Net increase in FRB and FHLB stock	(3,998)	(6,629)
Net change in loans held for investment	(299,072)	(209,673)
Proceeds from sales of loans initially originated to be held for investment	57,093	—
Proceeds from sale of Panacea Financial Holdings investment	22,091	—
Proceeds from sale of other investment	432	—
Net (increase) decrease in other investments	(49)	288
Net cash and cash equivalents used in investing activities	(213,469)	(219,677)
Financing activities:
Net increase in deposits	155,770	36,276
Increase in securities sold under agreements to repurchase	36	633
Repayments of secured borrowings, net	(1,792)	(2,898)
Repayment of short-term FHLB advances	—	135,000
Cash dividends paid on common stock	(7,409)	(7,419)
Repurchase of common stock	(807)	—
Proceeds from exercised stock options	15	210
Repurchase of restricted stock	—	(4)
Increase in short-term FHLB advances	85,000	—
Issuance of Panacea Financial Holdings stock, net of costs	—	249
Net cash and cash equivalents provided by financing activities	230,813	162,047
Net change in cash and cash equivalents	(624)	(279)
Cash and cash equivalents at beginning of period	64,505	77,553
Cash and cash equivalents at end of period	$63,881	$77,274
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$67,194	$80,491
Income taxes	$496	$42
Supplemental schedule of noncash activities:
Loans held for sale transferred to held for investment	$101,568	$—
Loans held for investment transferred to loans held for sale, at lower of cost or market	$53,591	$361,825
Assets held for sale transferred to other assets	$2,221	$—
Deconsolidation of Panacea Financial Holdings, Inc.	$9,624	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1.      ACCOUNTING POLICIES

The Company

Primis Financial Corp. (NASDAQ: FRST) is the bank holding company for Primis Bank, a Virginia state-chartered bank, that commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of September 30, 2025, Primis Bank had 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Headquartered in McLean, Virginia, the Company has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. PMC, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry. PFH was deconsolidated from the Company on March 31, 2025, as further discussed below in “PFH Deconsolidation and Sale of Shares”. The operating results of PFH were included in the Company’s consolidated operating results through March 31, 2025.

Basis of Financial Information

The accounting policies and practices of Primis and its subsidiaries conform to GAAP and follow general practices within the banking industry. A discussion of the Company’s material accounting policies is located in our 2024 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2024 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. None of these reclassifications had a material effect on the Company’s financial statements. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2024 Form 10-K for additional information on the Company’s accounting policies. There have not been any significant changes to the Company’s accounting policies from those disclosed in the Company’s 2024 Form 10-K that could have a material effect on the Company’s financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Primis and its subsidiaries, Primis Bank and PMC. The results of operations for PFH are included in the Company’s results of operations until its deconsolidation as of March 31, 2025, as further described below. Significant inter-company accounts and transactions have been eliminated in consolidation. Primis consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Primis holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Primis owns EVB Statutory Trust I (the “Trust”), which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Primis.

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

PFH Deconsolidation and Sale of Shares

On December 21, 2023, PFH completed a $25 million Series B financing round led by a global venture capital firm. As part of the financing round, Primis acquired approximately 19% of PFH’s common stock for an immaterial purchase price due to previous operating losses in the Bank’s Panacea Financial Division. The Company performed an analysis and determined that PFH is a VIE because it lacks one or more of the characteristics of a voting interest entity. The Company’s analysis further determined that it has a controlling financial interest in PFH due to the substantial historical activities between PFH and the Bank’s Panacea Financial Division combined with the limited activities of PFH outside of its relationship with Primis. Further, there are employees of Primis that have historically carried out substantially all of the activities of PFH. Accordingly, the Company determined it is the primary beneficiary of PFH and consolidated it as of December 31, 2023.

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

Upon deconsolidation, the Company performed an analysis of its 2 million common share investment in PFH. The Company determined that based on a combination of its level of voting share ownership (19% of total outstanding voting shares), along with meaningful continued involvement in PFH’s lending and operating activities, the investment met the requirements to be accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. As of the time of deconsolidation and initial application of ASC 323, the Company decided to elect the FVO allowed under ASC 323 and accounted for its investment in PFH common stock as of March 31, 2025 at fair value under ASC 825, Financial Instruments. The FVO is irrevocable and must be used in all future periods following election.

For the three months ended March 31, 2025, the Company recognized a gain from deconsolidation of PFH of $25 million, which is recorded in the income statement in “Gain on Panacea Financial Holdings investment” within noninterest income. The gain resulted from recognition, as of the deconsolidation date of March 31, 2025, of the Company’s retained interest in PFH common stock of $21 million, at fair value, and the deconsolidation as of the same date of noncontrolling interest in PFH of $10 million and PFH’s net assets of $6 million. The Company engaged a third-party valuation specialist to perform a valuation of the Company’s PFH common shares as of March 31, 2025. The valuation included an assessment of the value of PFH primarily using an income approach leveraging a discounted cash flow technique. Key inputs and assumptions in the valuation included projected financial growth of PFH driven by future loan growth assumptions, growth in new services offerings of PFH, and cost savings from fundings provided by customer growth. Following deconsolidation, the Company continues to originate loans for PFH through its Panacea Division of the Bank, retaining some of the originated loans and selling the remaining. Any loans retained by the Company will be included within net loans in the balance sheet and will be included in the Company’s determination of future expected credit losses, which is the Company’s primary exposure to losses as a result of its continued involvement with PFH. For any originated loans that are intended to be sold, the Company will also include these on its balance sheet until the time of sale but through an agreement with PFH, any exposure to a decline in value prior to sale will be reimbursed to the Company by PFH. The

Company will also continue, through the Division, to provide loan origination support to PFH and the servicing of loans retained by the Division.

On June 12, 2025, the Company signed a non-binding term sheet to sell a portion of its retained ownership in PFH common shares after the deconsolidation that generated proceeds to the Company of $22 million. Following the sale of these shares, the Company continued to hold approximately 467 thousand shares in PFH. The Company utilizes a third-party valuation specialist to value these shares at each quarter end to support the Company’s recording of its investment at fair value as previously discussed. For the nine months ended September 30, 2025, the Company recorded a gain of $8 million in the income statement in “Gain on Panacea Financial Holdings investment” within noninterest income related to the sale of PFH common shares and fair value adjustments on its remaining investment.

Following deconsolidation, the Company determined that any transactions between the Company and PFH would be related party transactions under relevant accounting guidance. The primary transactions between the Company and PFH relate to quarterly payments between the parties driven by financial performance of loans PFH originates in the Division of the Bank. As of September 30, 2025, the Company had a payable of $200 thousand included within other liabilities on the balance sheet related to this payment due to PFH. As of September 30, 2025, the Company did not hold any assets on its balance sheet related to PFH that could be used by PFH to settle their obligations. The Company does not have an obligation to provide any future monetary support to PFH. The maximum exposure to loss as of September 30, 2025 as a result of continued involvement with PFH is the common stock investment of $7 million and any potential credit losses on loans originated in the division of the Bank as discussed above.

Disposition of the Life Premium Finance Division

On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank, N.A. (“EverBank”) for the sale of the Company’s Life Premium Finance division (“LPF”). EverBank acquired LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that were retained by the Bank. All of the LPF operations, including its employees, were assumed by EverBank following the close of the transaction, which took place in two parts. EverBank acquired approximately $370 million of loans from the division at a $6 million premium at the first close on October 31, 2024. Between the first and second closing on January 31, 2025, EverBank purchased loans generated by the division in ordinary course at par. The Bank provided interim servicing from the first closing until the transition of the business at the final closing, when EverBank began servicing the purchased loans and serviced the Bank’s retained portfolio for the duration of the portfolio. From the first closing through December 31, 2024, the Bank sold approximately $400 million of loans and related accrued interest and recorded a pre-tax gain of $5 million, net of advisory and legal fees. As of December 31, 2024, the Bank had an additional $51 million of loans to be sold to EverBank which were recorded in loans held for sale at the lower of cost or market. The Bank subsequently sold approximately $64 million of additional loans at par to EverBank (inclusive of the loans in held for sale at year end) from January 1, 2025 through the second closing on January 31, 2025.

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

As of September 30, 2025, the gross amounts of interest rate swap derivative assets and liabilities were $196 thousand and $333 thousand, respectively, and are recorded net in other assets on the consolidated balance sheets. As of December 31, 2024, the gross amounts of interest rate swap derivative assets and liabilities were $1 million and $248 thousand, respectively, and are recorded net in other assets on the consolidated balance sheets. One of the Company’s three interest rate swaps matured in May of 2025 and the remaining two swaps mature in May and August of 2026.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$727,236	$150,103	$103	$818,375	$249,190	$(810)

Treasury Stock

On December 19, 2024, the Board of Directors of the Company authorized a stock repurchase program (the “Stock Repurchase Program”) under which the Company may repurchase up to 740,600 shares of its outstanding common stock. The Stock Repurchase Program began on December 19, 2024, near the end of the previously authorized repurchase plan, and will end on December 19, 2025. The Stock Repurchase Program does not obligate the Company to purchase any particular number of shares, and there is no guarantee as to the exact number of shares that will be repurchased by the Company. The Stock Repurchase Program may be suspended, modified or terminated by the Company at any time and for any reason, without prior notice.

In June 2025, the Company repurchased a total of 79,549 shares of its common stock under the Stock Repurchase Program at an average cost of $10.00 per share and recorded the stock in Treasury Stock in Stockholders’ Equity at its repurchase cost of $807 thousand. At the date of repurchase, Stockholders' Equity was reduced by the repurchase price. If the Company subsequently reissues treasury shares, Treasury Stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable. The remaining buyback authority under the Stock Repurchase Program was 661,051 shares as of September 30, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Targeted Improvements to the Accounting for Internal-use Software. This ASU is intended to modernize old internal-use software guidance that is twenty years old to adapt to the agile (i.e., iterative and flexible) basis predominantly used to develop software today. The key changes to the guidance include (i) eliminating accounting consideration of software project development stages, (ii) enhancing the guidance around the ‘probable-to-complete’ threshold, (iii) modifying the website development costs guidance by eliminating Subtopic 350-50 and relocating any remaining relevant guidance into Subtopic 350-40, and (iv) providing new examples to illustrate the applications of the updated guidance. The ASU allows entities to adopt the guidance either (1) retrospectively, (2) prospectively to software costs incurred after the adoption date (i.e. on existing, in-process software projects or new projects) or (3) on a modified prospective basis. The ASU is effective for the Company starting in annual and interim periods beginning after December 31, 2027, with early adoption permitted. The Company is currently assessing the potential impact of adoption of this ASU on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU expands the population of contracts that are excluded from the scope of derivative accounting. It also clarifies that the revenue guidance in ASC 606 initially applies to share-

based noncash consideration received from a customer for the transfer of goods or services. The ASU adds a scope exception from derivative accounting for nonexchange traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The ASU also clarifies that the revenue guidance in ASC 606 applies initially to share-based noncash consideration (e.g., shares, share options or other equity instruments) received from a customer for the transfer of goods or services. The guidance in other ASCs, including derivatives (ASC 815) and equity securities (ASC 321), is not applied unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional under ASC 606. The ASU allows entities to adopt the guidance either prospectively or on a modified retrospective basis. The ASU is effective for the Company starting in annual and interim periods beginning after December 31, 2026, with early adoption permitted. The Company is currently assessing the potential impact of adoption of this ASU on its consolidated financial statements.

2.      INVESTMENT SECURITIES

The amortized cost and fair value of AFS investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows ($ in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2025
Residential government-sponsored mortgage-backed securities	$102,557	$250	$(10,154)	$92,653
Obligations of states and political subdivisions	31,753	3	(2,779)	28,977
Corporate securities	10,000	—	(780)	9,220
Residential government-sponsored collateralized mortgage obligations	61,260	523	(964)	60,819
Government-sponsored agency securities	16,351	—	(1,821)	14,530
Agency commercial mortgage-backed securities	24,483	—	(2,541)	21,942
SBA pool securities	6,587	6	(74)	6,519
Total	$252,991	$782	$(19,113)	$234,660

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$105,655	$5	$(14,253)	$91,407
Obligations of states and political subdivisions	33,500	3	(3,798)	29,705
Corporate securities	16,000	—	(920)	15,080
Residential government-sponsored collateralized mortgage obligations	57,908	223	(1,741)	56,390
Government-sponsored agency securities	16,315	—	(2,479)	13,836
Agency commercial mortgage-backed securities	25,750	—	(3,572)	22,178
SBA pool securities	7,504	6	(203)	7,307
Total	$262,632	$237	$(26,966)	$235,903

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities HTM were as follows ($ in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
September 30, 2025
Residential government-sponsored mortgage-backed securities	$6,893	$2	$(485)	$—	$6,410
Obligations of states and political subdivisions	1,519	—	(26)	—	1,493
Residential government-sponsored collateralized mortgage obligations	138	—	(4)	—	134
Total	$8,550	$2	$(515)	$—	$8,037

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$7,760	$2	$(764)	$—	$6,998
Obligations of states and political subdivisions	1,519	—	(75)	—	1,444
Residential government-sponsored collateralized mortgage obligations	169	—	(9)	—	160
Total	$9,448	$2	$(848)	$—	$8,602

No AFS investment securities were purchased during the three months ended September 30, 2025. AFS investment securities of $18 million were purchased during the nine months ended September 30, 2025 and $16 million and $34 million were purchased during the three and nine months ended September 30, 2024, respectively. No HTM investments were purchased during the three and nine months ended September 30, 2025 and 2024. No investment securities were sold during the three and nine months ended September 30, 2025 and 2024.

The amortized cost and fair value of AFS and HTM investment securities as of September 30, 2025, by contractual maturity, were as follows ($ in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$1,797	$1,789	$—	$—
Due in one to five years	12,827	12,413	1,014	994
Due in five to ten years	32,637	28,745	505	499
Due after ten years	10,843	9,780	—	—
Residential government-sponsored mortgage-backed securities	102,557	92,653	6,893	6,410
Residential government-sponsored collateralized mortgage obligations	61,260	60,819	138	134
Agency commercial mortgage-backed securities	24,483	21,942	—	—
SBA pool securities	6,587	6,519	—	—
Total	$252,991	$234,660	$8,550	$8,037

Investment securities with a carrying amount of approximately $134 million and $141 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta, and repurchase agreements.

Management measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Regarding U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. Regarding securities issued by states and political subdivisions and other HTM securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of September 30, 2025, Primis did not have a material allowance for credit losses on HTM securities.

As of September 30, 2025 and December 31, 2024, there were 148 and 155, respectively, of investment securities AFS that were in an unrealized loss position. The unrealized losses related to investment securities AFS as of September 30, 2025 and December 31, 2024, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit loss. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities AFS and HTM in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024 by duration of time in a loss position ($ in thousands):

	Less than 12 months		12 Months or More		Total
September 30, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$75,563	$(10,154)	$75,563	$(10,154)
Obligations of states and political subdivisions	—	—	26,224	(2,779)	26,224	(2,779)
Corporate securities	—	—	9,221	(780)	9,221	(780)
Residential government-sponsored collateralized mortgage obligations	—	—	17,493	(964)	17,493	(964)
Government-sponsored agency securities	—	—	14,530	(1,821)	14,530	(1,821)
Agency commercial mortgage-backed securities	—	—	21,942	(2,541)	21,942	(2,541)
SBA pool securities	349	(2)	5,710	(72)	6,059	(74)
Total	$349	$(2)	$170,683	$(19,111)	$171,032	$(19,113)

	Less than 12 months		12 Months or More		Total
September 30, 2025	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$6,343	$(485)	$6,343	$(485)
Obligations of states and political subdivisions	—	—	913	(26)	913	(26)
Residential government-sponsored collateralized mortgage obligations	—	—	134	(4)	134	(4)
Total	$—	$—	$7,390	$(515)	$7,390	$(515)

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$10,233	$(102)	$80,700	$(14,151)	$90,933	$(14,253)
Obligations of states and political subdivisions	2,060	(21)	26,642	(3,777)	28,702	(3,798)
Corporate securities	—	—	15,080	(920)	15,080	(920)
Residential government-sponsored collateralized mortgage obligations	16,488	(339)	14,739	(1,402)	31,227	(1,741)
Government-sponsored agency securities	—	—	13,836	(2,479)	13,836	(2,479)
Agency commercial mortgage-backed securities	—	—	22,178	(3,572)	22,178	(3,572)
SBA pool securities	4,359	(161)	2,426	(42)	6,785	(203)
Total	$33,140	$(623)	$175,601	$(26,343)	$208,741	$(26,966)

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$6,927	$(764)	$6,927	$(764)
Obligations of states and political subdivisions	572	(8)	872	(67)	1,444	(75)
Residential government-sponsored collateralized mortgage obligations	—	—	160	(9)	160	(9)
Total	$572	$(8)	$7,959	$(840)	$8,531	$(848)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025	December 31, 2024
Loans held for sale, at fair value	$148,781	$83,276
Loans held for sale, at lower of cost or market	53,591	163,832
Total loans held for sale	$202,372	$247,108

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$495,739	$475,898
Commercial real estate - non-owner occupied	592,480	610,482
Secured by farmland	3,642	3,711
Construction and land development	102,227	101,243
Residential 1-4 family	564,087	588,859
Multi-family residential	137,804	158,426
Home equity lines of credit	62,458	62,954
Total real estate loans	1,958,437	2,001,573

Commercial loans (2)	915,158	608,595
Paycheck Protection Program loans	1,723	1,927
Consumer loans	319,977	270,063
Total Non-PCD loans	3,195,295	2,882,158
PCD loans	4,939	5,289
Total loans held for investment	$3,200,234	$2,887,447
(1)	Includes $6 million related to loans collateralizing secured borrowings as of both September 30, 2025 and December 31, 2024.
(2)	Includes $9 million and $11 million related to loans collateralizing secured borrowings as of September 30, 2025 and December 31, 2024, respectively.

Loans held for sale, at the lower of cost or market

As of September 30, 2025, $54 million of commercial loans were included in loans held for sale, at the lower of cost or market, based on the Company’s decision to sell the loans. As of December 31, 2024, $113 million of Consumer Program loans and $51 million of life premium finance loans were included in loans held for sale, at the lower of cost or market, based on the Company’s decision to sell the loans. The life premium finance loans were sold during the nine months ended September 30, 2025. At March 31, 2025, the Company determined it would no longer sell the Consumer Program loans and has the intent and ability to hold these loans for the foreseeable future as it intends to run off the portfolio and therefore transferred the loans back to the consumer loans category within loans held for investment at their amortized cost of $102 million as of that date.

Consumer Program Loans

The Company had $101 million and $152 million of amortized cost balance of loans outstanding in the Consumer Program as of September 30, 2025 and December 31, 2024, respectively, or 3% and 5%, respectively of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the consumer loans category disclosures in this footnote as of September 30, 2025. As of December 31, 2024, $113 million is included in loans held for sale, at the lower of cost or market, and $39 million in the consumer loans category in loans held for investment. As of September 30, 2025, 7% of the loans were in a promotional period requiring no payment of interest, with 91% of these promotional loan periods ending in the fourth quarter of 2025 through the second quarter of 2026.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $17 million as of both September 30, 2025 and December 31, 2024 and is included in other assets in the consolidated balance sheets.

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of September 30, 2025 and December 31, 2024 ($ in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
September 30, 2025	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$5,426	$56	$1,494	$6,976	$488,763	$495,739
Commercial real estate - non-owner occupied	40,129	11,888	—	52,017	540,463	592,480
Secured by farmland	—	—	—	—	3,642	3,642
Construction and land development	397	—	—	397	101,830	102,227
Residential 1-4 family	2,895	943	1,593	5,431	558,656	564,087
Multi- family residential	—	549	—	549	137,255	137,804
Home equity lines of credit	367	—	618	985	61,473	62,458
Commercial loans	17,337	5,640	24,784	47,761	867,397	915,158
Paycheck Protection Program loans	—	—	1,714	1,714	9	1,723
Consumer loans	2,791	1,565	104	4,460	315,517	319,977
Total Non-PCD loans	69,342	20,641	30,307	120,290	3,075,005	3,195,295
PCD loans	—	—	—	—	4,939	4,939
Total	$69,342	$20,641	$30,307	$120,290	$3,079,944	$3,200,234

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2024	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$456	$52	$4,021	$4,529	$471,369	$475,898
Commercial real estate - non-owner occupied	9,539	4,290	—	13,829	596,653	610,482
Secured by farmland	—	—	—	—	3,711	3,711
Construction and land development	12	656	—	668	100,575	101,243
Residential 1-4 family	6,694	318	1,462	8,474	580,385	588,859
Multi- family residential	—	—	—	—	158,426	158,426
Home equity lines of credit	1,098	168	238	1,504	61,450	62,954
Commercial loans	24,101	1,279	1,954	27,334	581,261	608,595
Paycheck Protection Program loans	—	—	1,886	1,886	41	1,927
Consumer loans	6,625	7,013	—	13,638	256,425	270,063
Total Non-PCD loans	48,525	13,776	9,561	71,862	2,810,296	2,882,158
PCD loans	—		—	—	5,289	5,289
Total	$48,525	$13,776	$9,561	$71,862	$2,815,585	$2,887,447

The amortized cost, by class, of loans and leases on nonaccrual status as of September 30, 2025 and December 31, 2024, were as follows ($ in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
September 30, 2025	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$1,494	$482	$1,976	$651
Commercial real estate - non-owner occupied	—	40,090	40,090	364
Secured by farmland	—	301	301	301
Construction and land development	—	510	510	510
Residential 1-4 family	1,593	3,544	5,137	5,137
Home equity lines of credit	618	516	1,134	1,134
Commercial loans	24,784	8,901	33,685	8,669
Consumer loans	104	815	919	919
Total Non-PCD loans	28,593	55,159	83,752	17,685
PCD loans	—	1,221	1,221	1,221
Total	$28,593	$56,380	$84,973	$18,906

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2024	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$4,021	$431	$4,452	$641
Commercial real estate - non-owner occupied	—	393	393	393
Secured by farmland	—	378	378	378
Construction and land development	—	130	130	130
Residential 1-4 family	1,462	2,417	3,879	3,879
Home equity lines of credit	238	542	780	780
Commercial loans	1,954	720	2,674	846
Paycheck Protection Program loans	173	—	173	173
Consumer loans	—	864	864	864
Total Non-PCD loans	7,848	5,875	13,723	8,084
PCD loans	—	1,303	1,303	1,303
Total	$7,848	$7,178	$15,026	$9,387

There were $2 million of PPP loans greater than 90 days past due and still accruing as of both September 30, 2025 and December 31, 2024.

The following table presents nonaccrual loans as of September 30, 2025 by class and year of origination ($ in thousands):

								Revolving Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$87	$189	$1,700	$—	$—	$1,976
Commercial real estate - non-owner occupied	—	—	—	—	39,726	364	—	—	40,090
Secured by farmland	—	—	—	—	—	301	—	—	301
Construction and land development	—	—	—	—	—	510	—	—	510
Residential 1-4 family	—	112	—	517	—	3,641	284	583	5,137
Home equity lines of credit	—	—	—	—	—	—	503	631	1,134
Commercial loans	—	7,580	208	22,316	383	992	2,094	112	33,685
Consumer loans	8	47	85	443	318	2	—	16	919
Total non-PCD nonaccruals	8	7,739	293	23,363	40,616	7,510	2,881	1,342	83,752
PCD loans	—	—	—	—	—	1,221	—	—	1,221
Total nonaccrual loans	$8	$7,739	$293	$23,363	$40,616	$8,731	$2,881	$1,342	$84,973

Interest received on nonaccrual loans was immaterial for the three months ended September 30, 2025 and $2 million for the nine months ended September 30, 2025, and immaterial for the three and nine months ended September 30, 2024.

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

The following table provides a summary of the amortized cost basis of loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and the related percentage of the class of the loan portfolio period-end balance by the type of modification as of September 30, 2025, excluding Consumer Program loans ($ in thousands):

For the three months ended September 30, 2025
	Payment Deferral		Total
	$	%	$	%
Commercial real estate - owner occupied	$—	—%	$—	—%
Multi-family residential	—	—%	—	—%
Commercial loans	—	—%	—	—%
Total	$—	—%	$—	—%

	For the nine months ended September 30, 2025
	Payment Deferral		Total
	$	%	$	%
Commercial real estate - non-owner occupied	$1,729	0.35%	$1,729	0.35%
Multi-family residential	554	0.40%	554	0.40%
Commercial loans	24,023	2.62%	24,023	2.62%
Total	$26,306	0.82%	$26,306	0.82%

The following table depicts the amortized cost basis as of September 30, 2025, of the performance of loans that have been modified to borrowers experiencing financial difficulty in the last 12 months ($ in thousands):

	Payment Status

	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$1,728	$—	$—	$—
Commercial real estate - non-owner occupied	—	—	—	—
Residential 1-4 family	64	—	—	—
Multi- family residential	—	—	549	—
Home equity lines of credit	54	—	—	—
Commercial loans	535	—	—	23,480
Consumer loans	51	—	—	—
Total	$2,432	$—	$549	$23,480

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

The following table provides a summary of the loan modifications to Consumer Program borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025, by the type of modification ($ in thousands):

	For the three months ended September 30, 2025				For the nine months ended September 30, 2025
		Total	Average	Average		Total	Average	Average
		Amortized	Term	Rate Change		Amortized	Term	Rate Change
	# of	Cost	Adjustment	of Modified	# of	Cost	Adjustment	of Modified
	Loans	Modified	(Years)	Loans	Loans	Modified	(Years)	Loans
Term and Interest Rate	115	$2,359	1.4	(7.48)%	532	$7,767	2.2	(11.30)%
Term only	14	$140	2.8	N/A %	14	$140	2.8	N/A %
Principal Forgiveness	100	$411	N/A	N/A %	246	$1,947	N/A	N/A %

The following table provides a status at September 30, 2025 of the amortized cost of Consumer Program loans modified since January 1, 2025 by the type of modification ($ in thousands):

	Term and
	Interest
	Rate	Term	Principal
Status	Modifications	Modifications	Modifications
Current	$6,020	$89	$1,084
1-30 days past due	$526	$42	$129
31-60 days past due	$292	$9	$79
61-90 days past due	$160	$—	$59

Credit Quality Indicators

Through its system of internal controls, Primis evaluates and segments loan portfolio credit quality using regulatory definitions for Special Mention, Substandard and Doubtful. Special Mention loans are considered “criticized”, while loans classified as Substandard or Doubtful are considered “classified”.

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable or improbable. Primis had one loan classified as Doubtful as of September 30, 2025 and none as of December 31, 2024.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of September 30, 2025 ($ in thousands):

									Revolving
									Loans
								Revolving	Converted
	2025	2024	2023	2022	2021	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$45,461	$52,675	$63,695	$77,572	$58,661		$181,405	$919	$8,077	$488,465
Special Mention	—	—	—	—	—		3,169	—	—	3,169
Substandard	—	—	—	87	189		3,829	—	—	4,105
Doubtful	—	—	—	—	—		—	—	—	—
	$45,461	$52,675	$63,695	$77,659	$58,850		$188,403	$919	$8,077	$495,739
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.39	3.21	3.52	3.41	3.42		3.46	3.97	3.74	3.43
Commercial real estate - nonowner occupied
Pass	$6,928	$21,512	$47,002	$55,100	$41,803		$306,879	$10,846	$3,345	$493,415
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	98,800		265	—	—	99,065
Doubtful	—	—	—	—	—		—	—	—	—
	$6,928	$21,512	$47,002	$55,100	$140,603		$307,144	$10,846	$3,345	$592,480
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.46	3.73	3.64	3.43	5.22		3.69	3.72	2.98	4.02
Secured by farmland
Pass	$575	$29	$—	$—	$—		$2,160	$506	$71	$3,341
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		301	—	—	301
Doubtful	—	—	—	—	—		—	—	—	—
	$575	$29	$—	$—	$—		$2,461	$506	$71	$3,642
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	4.00	—	N/A	N/A	N/A		4.24	3.96	2.97	4.13
Construction and land development
Pass	$29,993	$18,536	$7,229	$34,701	$3,577		$7,220	$461	$—	$101,717
Special Mention	—	—	—	—	—		510	—	—	510
Substandard	—	—	—	—	—		—	—	—	—
Doubtful	—	—	—	—	—		—	—	—	—
	$29,993	$18,536	$7,229	$34,701	$3,577		$7,730	$461	$—	$102,227
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.11	3.03	3.90	3.65	3.03		3.53	3.65	N/A	3.37
Residential 1-4 family
Pass	$31,120	$29,621	$27,165	$146,331	$125,803		$190,371	$5,467	$2,729	$558,607
Special Mention	—	—	—	—	—		270	—	—	270
Substandard	—	115	—	517	—		3,710	284	584	5,210
Doubtful	—	—	—	—	—		—	—	—	—
	$31,120	$29,736	$27,165	$146,848	$125,803		$194,351	$5,751	$3,313	$564,087
Current period gross charge offs	$—	$—	$67	$—	$—	$		$—	$—	$67
Weighted average risk grade	3.07	3.14	3.09	3.09	3.04		3.20	3.19	3.94	3.13
Multi- family residential
Pass	$6,958	$—	$443	$21,503	$23,296		$83,110	$1,672	$—	$136,982
Special Mention	—	—	—	—	—		—	—	—	—
Substandard	—	—	—	—	—		549	—	273	822
Doubtful	—	—	—	—	—		—	—	—	—
	$6,958	$—	$443	$21,503	$23,296		$83,659	$1,672	$273	$137,804
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	4.00	N/A	3.00	3.17	3.23		3.41	4.00	6.00	3.38
Home equity lines of credit
Pass	$411	$225	$424	$375	$309		$331	$59,086	$112	$61,273
Special Mention	—	—	—	—	—		(1)	—	—	(1)
Substandard	—	—	—	—	—		(2)	557	631	1,186
Doubtful	—	—	—	—	—		—	—	—	—
	$411	$225	$424	$375	$309		$328	$59,643	$743	$62,458
Current period gross charge offs	$—	$—	$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00		3.18	3.07	5.62	3.10
Commercial loans
Pass	$87,317	$411,775	$69,430	$147,394	$26,520		$21,457	$88,374	$6,550	$858,817
Special Mention	4,987	—	—	792	2,278		1	13,510	906	22,474
Substandard	—	31	211	22,318	383		1,167	2,096	112	26,318
Doubtful	—	7,549	—	—	—		—	—	—	7,549
	$92,304	$419,355	$69,641	$170,504	$29,181		$22,625	$103,980	$7,568	$915,158
Current period gross charge offs	$—	$—	$—	$28	$—		$—	$—	$732	$760
Weighted average risk grade	3.35	3.12	3.37	3.42	3.91		3.36	3.53	3.89	3.30

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$—	$853	$870	$—	$—	$1,723
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$853	$870	$—	$—	$1,723
Current period gross charge offs	$—	$—	$—	$—	$173	$—	$—	$—	$173
Weighted average risk grade	N/A	N/A	N/A	N/A	2.00	2.00	N/A	N/A	2.00
Consumer loans
Pass	$8,477	$109,039	$14,856	$155,200	$17,904	$2,920	$9,990	$558	$318,944
Special Mention	—	—	3	29	—	22	—	—	54
Substandard	8	48	84	490	330	4	—	15	979
Doubtful	—	—	—	—	—	—	—	—	—
	$8,485	$109,087	$14,943	$155,719	$18,234	$2,946	$9,990	$573	$319,977
Current period gross charge offs	$42	$2,423	$11,400	$15,513	$362	$18	$9	$—	$29,767
Weighted average risk grade	4.00	4.00	3.08	2.72	3.15	4.01	2.52	4.05	3.24
PCD
Pass	$—	$—	$—	$—	$—	$1,778	$—	$—	$1,778
Special Mention	—	—	—	—	—	1,813	—	—	1,813
Substandard	—	—	—	—	—	1,348	—	—	1,348
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$4,939	$—	$—	$4,939
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.81	N/A	N/A	4.81
Total	$222,235	$651,155	$230,542	$662,409	$400,706	$815,456	$193,768	$23,963	$3,200,234
Current period gross charge offs	$42	$2,423	$11,467	$15,541	$535	$18	$9	$732	$30,767
Weighted average risk grade	3.34	3.29	3.43	3.19	3.94	3.49	3.35	3.80	3.42

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2024 ($ in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$41,807	$58,979	$79,927	$65,362	$14,830	$193,528	$1,623	$9,280	$465,336
Special Mention	—	—	—	—	—	3,960	—	—	3,960
Substandard	—	—	—	210	—	6,392	—	—	6,602
Doubtful	—	—	—	—	—	—	—	—	—
	$41,807	$58,979	$79,927	$65,572	$14,830	$203,880	$1,623	$9,280	$475,898
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.24	3.53	3.42	3.39	3.17	3.51	3.34	3.76	3.44
Commercial real estate - nonowner occupied
Pass	$21,857	$37,292	$56,104	$117,439	$45,057	$295,756	$2,486	$3,216	$579,207
Special Mention	—	—	—	—	—	2,904	—	—	2,904
Substandard	—	—	—	28,371	—	—	—	—	28,371
Doubtful	—	—	—	—	—	—	—	—	—
	$21,857	$37,292	$56,104	$145,810	$45,057	$298,660	$2,486	$3,216	$610,482
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.72	3.55	3.17	4.13	3.84	3.68	3.14	2.91	3.74
Secured by farmland
Pass	$270	$68	$—	$4	$76	$2,408	$400	$107	$3,333
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	378	—	—	378
Doubtful	—	—	—	—	—	—	—	—	—
	$270	$68	$—	$4	$76	$2,786	$400	$107	$3,711
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	—	N/A	4.00	N/A	4.26	3.89	3.06	4.14
Construction and land development
Pass	$28,796	$22,554	$36,762	$3,957	$(1)	$8,224	$821	$—	$101,113
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	130	—	—	130
Doubtful	—	—	—	—	—	—	—	—	—
	$28,796	$22,554	$36,762	$3,957	$(1)	$8,354	$821	$—	$101,243
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.01	3.73	3.69	3.10	3.00	3.42	3.36	N/A	3.46
Residential 1-4 family
Pass	$32,866	$33,350	$161,816	$134,244	$37,927	$174,569	$6,054	$2,985	$583,811
Special Mention	—	—	—	—	—	605	—	—	605
Substandard	159	263	542	—	—	2,680	262	537	4,443
Doubtful	—	—	—	—	—	—	—	—	—
	$33,025	$33,613	$162,358	$134,244	$37,927	$177,854	$6,316	$3,522	$588,859
Current period gross charge offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
Weighted average risk grade	3.13	3.11	3.09	3.04	3.07	3.20	3.74	3.85	3.12
Multi- family residential
Pass	$1,356	$451	$21,692	$23,703	$17,147	$69,360	$4,863	$564	$139,136
Special Mention	—	—	—	18,438	—	—	—	—	18,438
Substandard	—	—	—	—	—	573	—	279	852
Doubtful	—	—	—	—	—	—	—	—	—
	$1,356	$451	$21,692	$42,141	$17,147	$69,933	$4,863	$843	$158,426
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.00	3.17	3.88	3.91	3.30	4.00	4.66	3.53
Home equity lines of credit
Pass	$211	$428	$348	$458	$44	$3,017	$56,813	$140	$61,459
Special Mention	—	—	—	—	—	(1)	32	—	31
Substandard	—	—	—	—	—	11	812	641	1,464
Doubtful	—	—	—	—	—	—	—	—	—
	$211	$428	$348	$458	$44	$3,027	$57,657	$781	$62,954
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$9	$—	$9
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.90	3.08	5.53	3.15
Commercial loans
Pass	$152,489	$85,049	$179,070	$32,374	$4,125	$22,008	$97,721	$6,781	$579,617
Special Mention	—	—	1,276	—	—	1	1,127	—	2,404
Substandard	31	4	21,967	383	169	1,108	2,782	130	26,574
Doubtful	—	—	—	—	—	—	—	—	—
	$152,520	$85,053	$202,313	$32,757	$4,294	$23,117	$101,630	$6,911	$608,595
Current period gross charge offs	$—	$383	$—	$—	$—	$196	$347	$—	$926
Weighted average risk grade	3.21	3.35	3.40	3.83	3.34	3.42	3.44	3.75	3.38

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$870	$884	$—	$—	$—	$1,754
Special Mention	—	—	—	173	—	—	—	—	173
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$1,043	$884	$—	$—	$—	$1,927
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	2.66	2.00	N/A	N/A	N/A	2.36
Consumer loans
Pass	$51,194	$17,987	$166,307	$21,621	$537	$3,044	$7,718	$637	$269,045
Special Mention	—	4	59	—	—	41	—	—	104
Substandard	2	40	447	398	—	2	—	25	914
Doubtful	—	—	—	—	—	—	—	—	—
	$51,196	$18,031	$166,813	$22,019	$537	$3,087	$7,718	$662	$270,063
Current period gross charge offs	$19,199	$9,777	$19,790	$1,293	$—	$33	$—	$—	$50,092
Weighted average risk grade	4.27	3.37	2.88	3.29	4.00	4.01	2.46	N/A	3.22
PCD
Pass	$—	$—	$—	$—	$—	$1,890	$—	$—	$1,890
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	1,439	—	—	1,439
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,289	$—	$—	$5,289
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.81	N/A	N/A	4.81
Total	$331,038	$256,469	$726,317	$448,005	$120,795	$795,987	$183,514	$25,322	$2,887,447
Current period gross charge offs	$19,199	$10,160	$19,790	$1,293	$—	$237	$356	$—	$51,035
Weighted average risk grade	3.29	3.41	3.17	3.59	3.50	3.49	3.31	3.75	3.39

Revolving loans that were converted to term loans during the three and nine months ended September 30, 2025 were as follows ($ in thousands):

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Commercial real estate - non-owner occupied	$198	$212
Residential 1-4 family	—	157
Commercial loans	—	1,052
Total loans	$198	$1,421

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure were immaterial at September 30, 2025. There were no foreclosed residential real estate property held or in the process of foreclosure as of December 31, 2024.

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

In calculating the allowance for credit losses, most loans are segmented into pools based upon similar characteristics and risk profiles. For allowance modeling purposes, our loan pools include but are not limited to (i) commercial real estate - owner occupied, (ii) commercial real estate - non-owner occupied, (iii) construction and land development, (iv) commercial, (v) agricultural loans, (vi) residential 1-4 family and (vii) consumer loans. We periodically reassess each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each loan pool, we measure expected credit losses over the life of each loan utilizing a combination of inputs: (i) probability of default, (ii) probability of attrition, (iii) loss given default and (iv) exposure at default. Internal data is supplemented by, but not replaced by, peer data when required, primarily to determine the probability of default input. The various pool-specific inputs may be adjusted for current macroeconomic assumptions. Significant macroeconomic variables utilized in our allowance models include, among other things, (i) National Gross Domestic Product, (ii) Virginia House Price Index, and (iii) Virginia unemployment rates.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2025 and December 31, 2024, calculated in accordance with ASC 326 ($ in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,997	4,158	1	694	6,151	745	421	4,811	2,743	$—	$24,721
Q-factor and other qualitative adjustments	447	1,022	30	86	527	652	17	379	526		3,686
Specific allocations	334	9,451	—	—	—	—	—	5,204	1,156	214	16,359
Total	$5,778	$14,631	$31	$780	$6,678	$1,397	$438	$10,394	$4,425	$214	$44,766

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,623	$4,194	$1	$1,045	$6,423	$971	$511	$4,062	$3,932	$—	$25,762
Q-factor and other qualitative adjustments	321	698	19	158	396	649	22	694	362	—	3,319
Specific allocations	955	2,074	—	—	—	—	—	6,038	15,331	245	24,643
Total	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724

No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

Activity in the allowance for credit losses by class of loan for the three and nine months ended September 30, 2025 and 2024 is summarized below ($ in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
For the Three Months Ended	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,727	$13,987	$29	$1,057	$6,340	$1,456	$462	$11,535	$5,175	$217	$45,985
Provision (recovery)	51	644	2	(277)	338	(59)	(25)	(1,140)	420	(3)	(49)
Charge offs	—	—	—	—	—	—	—	(1)	(3,700)	—	(3,701)
Recoveries	—	—	—	—	—	—	1	—	2,530	—	2,531
Ending balance	$5,778	$14,631	$31	$780	$6,678	$1,397	$438	$10,394	$4,425	$214	$44,766

For the Three Months Ended
September 30, 2024
Allowance for credit losses:
Beginning balance	$4,892	$5,459	$26	$890	$5,926	$2,035	$364	$6,124	$25,251	$607	$51,574
Provision (recovery)	475	1,564	(5)	178	576	(271)	191	117	5,007	(321)	7,511
Charge offs	—	—	—	—	—	—	—	(580)	(7,840)	—	(8,420)
Recoveries	31	—	—	—	—	—	1	18	417	—	467
Ending balance	$5,398	$7,023	$21	$1,068	$6,502	$1,764	$556	$5,679	$22,835	$286	$51,132

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
For the Nine Months Ended	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724
Provision (recovery)	(121)	7,665	11	(423)	(74)	(223)	(98)	533	2,611	(31)	9,850
Charge offs	—	—	—	—	(67)	—	—	(933)	(29,767)	—	(30,767)
Recoveries	—	—	—	—	—	—	3	—	11,956	—	11,959
Ending balance	$5,778	$14,631	$31	$780	$6,678	$1,397	$438	$10,394	$4,425	$214	$44,766

For the Nine Months Ended
September 30, 2024
Allowance for credit losses:
Beginning balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209
Provision (recovery)	1,112	1,201	(10)	(61)	1,562	174	189	265	14,092	(1,386)	17,138
Charge offs	—	—	—	—	—	—	—	(926)	(19,136)	—	(20,062)
Recoveries	31	—	—	—	2	—	3	20	1,791	—	1,847
Ending balance	$5,398	$7,023	$21	$1,068	$6,502	$1,764	$556	$5,679	$22,835	$286	$51,132

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

The following table presents the principal balance of loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025		December 31, 2024
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$3,742	$334	$6,266	$955
Commercial real estate - non-owner occupied	99,233	9,451	28,764	2,074
Secured by farmland	271	—	378	—
Construction and land development	396	—	—	—
Residential 1-4 family	2,967	—	2,268	—
Multi- family residential	821	—	852	—
Home equity lines of credit	618	—	628	—
Commercial loans	33,090	5,204	25,947	6,038
Consumer loans	6,119	1,156	22,885	15,331
Total non-PCD loans	147,257	16,145	87,988	24,398
PCD loans	4,909	214	5,289	245
Total loans	$152,166	$16,359	$93,277	$24,643

The following table presents a breakdown between loans at amortized cost that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025		December 31, 2024
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets (1)	Assets (1)	Assets (1)	Assets (1)
Commercial real estate - owner occupied	$3,528	$—	$4,229	$—
Commercial real estate - non-owner occupied	30,033	70,573	30,130	—
Secured by farmland	1,159	—	1,277	—
Construction and land development	396	—	—	—
Residential 1-4 family	3,728	—	3,038	—
Multi- family residential	826	—	857	—
Home equity lines of credit	618	—	635	—
Commercial loans	32,956	—	26,424	—
Total loans	$73,244	$70,573	$66,590	$—

Collateral value	$84,910	$—	$75,375	$—

(1)	Loan balances include PCD loans and are presented net of SBA guarantees.

4.      DERIVATIVES

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement, and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period, the accrued interest is waived but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative. The fair value of the derivative instrument was an asset of immaterial value and $5 million as of September 30, 2025 and December 31, 2024, respectively. The underlying cash flows were immaterial and $5 million as of September 30, 2025 and December 31, 2024, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	September 30, 2025
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$40,757	$47,243	n/a
Remaining cumulative promotional prepayments (1)	$3,635	$7,270	$5,453
Average life (years)	n/a	n/a	0.6
Discount rate	3.99%	14.56%	14.56%

	December 31, 2024
			Weighted
	Low	High	Average
Remaining cumulative charge-offs	$28,387	$41,994	n/a
Remaining cumulative promotional prepayments (1)	$24,322	$53,661	$34,366
Average life (years)	n/a	n/a	0.5
Discount rate	4.28%	14.39%	14.39%
(1)	Reflects principal amount expected to be prepaid.

Mortgage Banking Derivatives and Financial Instruments

The Company enters into IRLCs to originate residential mortgage loans held for sale, at specified interest rates and within a specified period of time (generally between 30 and 90 days), with borrowers who have applied for a loan and have met certain credit and underwriting criteria. The IRLCs are adjusted for estimated costs to originate the loan as well as the probability that the mortgage loan will fund within the terms of the IRLC (the pull through rate). Estimated costs to originate include loan officer commissions and overrides. The pull through rate is estimated on changes in market conditions, loan stage, and actual borrower behavior using a historical analysis of IRLC closing rates. The Company obtains an analysis from a third party on a monthly basis to support the reasonableness of the pull through estimate.

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Average pull through rates	85.8%	89.2%
Average costs to originate	1.3%	1.3%

The following summarizes derivative and non-derivative financial instruments as of September 30, 2025 and December 31, 2024 ($ in thousands):

September 30, 2025
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,908	$78,892
Derivative liabilities	$—	$—

September 30, 2025
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$174	$14,067

December 31, 2024
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,000	$34,593
Derivative liabilities	$—	$—

December 31, 2024
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$82	$6,352
(1)	Pull through rate adjusted.

The notional amounts of mortgage loans held for sale not committed to investors was $74 million and $55 million as of September 30, 2025 and December 31, 2024, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$92,653	$—	$92,653	$—
Obligations of states and political subdivisions	28,977	—	28,977	—
Corporate securities	9,220	—	9,220	—
Residential government-sponsored collateralized mortgage obligations	60,819	—	60,819	—
Government-sponsored agency securities	14,530	—	14,530	—
Agency commercial mortgage-backed securities	21,942	—	21,942	—
SBA pool securities	6,519	—	6,519	—
	234,660	—	234,660	—
Loans held for investment	150,103	—	150,103	—
Loans held for sale, at fair value	148,781	—	148,781	—
Consumer Program derivative	409	—	—	409
Mortgage banking financial assets	174	—	—	174
Mortgage banking derivative assets	1,908	—	—	1,908
Investment in Panacea Financial Holdings, Inc. common stock (1)	6,880	—	—	6,880
Total assets	$542,915	$—	$533,544	$9,371

Liabilities:
Interest rate swaps, net	$137	$—	$137	$—
(1)	Inputs and assumptions utilized in determining the fair value are discussed in “PFH Deconsolidation and Sale of Shares” in footnote 1, Accounting Policies.

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$91,407	$—	$91,407	$—
Obligations of states and political subdivisions	29,705	—	29,705	—
Corporate securities	15,080	—	15,080	—
Residential government-sponsored collateralized mortgage obligations	56,390	—	56,390	—
Government-sponsored agency securities	13,836	—	13,836	—
Agency commercial mortgage-backed securities	22,178	—	22,178	—
SBA pool securities	7,307	—	7,307	—
	235,903	—	235,903	—
Loans held for investment	249,190	—	249,190	—
Loans held for sale, at fair value	83,276	—	83,276	—
Consumer Program derivative	4,511	—	—	4,511
Mortgage banking financial assets	82	—	—	82
Mortgage banking derivative assets	1,000	—	—	1,000
Total assets	$573,962	$—	$568,369	$5,593

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$73,244	$—	$—	$73,244
Assets held for sale	775	—	—	775

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,590	$—	$—	$66,590
Loans held for sale, at lower of cost or market	163,832	50,662	113,170	—
Assets held for sale	5,497	—	—	5,497

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels of financial instruments were as follows ($ in thousands) for the periods indicated:

		September 30, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$63,881	$63,881	$64,505	$64,505
Securities available-for-sale	Level 2	234,660	234,660	235,903	235,903
Securities held-to-maturity	Level 2	8,550	8,037	9,448	8,602
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	17,035	17,035	13,037	13,037
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	3,155,468	3,056,805	2,833,723	2,564,623
Loans held for sale, at fair value	Level 2	148,781	148,781	83,276	83,276
Loans held for sale, at lower of cost or market	Level 1 and 2	53,591	53,591	163,832	163,832
Consumer Program derivative	Level 3	409	409	4,511	4,511
Mortgage banking financial assets	Level 3	174	174	82	82
Mortgage banking derivative assets	Level 3	1,908	1,908	1,000	1,000
Interest rate swaps, net	Level 2	—	—	752	752
Investment in Panacea Financial Holdings, Inc. common stock	Level 3	6,880	6,880	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,321,437	$1,321,437	$1,256,632	$1,256,632
Money market and savings accounts	Level 2	1,696,050	1,696,050	1,574,225	1,574,225
Time deposits	Level 3	318,865	318,439	340,178	339,767
Securities sold under agreements to repurchase	Level 1	3,954	3,954	3,918	3,918
Interest rate swaps, net	Level 2	137	137	—	—
FHLB advances	Level 1	85,000	85,000	—	—
Junior subordinated debt	Level 2	9,917	8,941	9,880	9,016
Senior subordinated notes	Level 2	86,174	87,027	85,998	85,987
Secured borrowings	Level 3	15,403	15,403	17,195	17,195

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

6.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, we account for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts. As of September 30, 2025 and December 31, 2024, the Company had operating lease liabilities totaling $11 million and $12 million, respectively, and right-of-use assets totaling $9 million and $10 million, respectively, reflected in our condensed consolidated balance sheets related to these leases. We do not currently have any financing leases. For the three months ended September 30, 2025 and 2024, our net operating lease costs were $1 million, and for the nine months ended September 30, 2025 and 2024, our net operating lease costs were $2 million for both periods. These net operating lease costs are reflected in occupancy expenses on our condensed consolidated statements of income.

The following table presents other information related to our operating leases:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Other information:
Weighted-average remaining lease term - operating leases, in years	5.6	6.6
Weighted-average discount rate - operating leases	4.1%	4.0%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	September 30, 2025
Lease payments due:
2025	$623
2026	2,471
2027	2,414
2028	2,164
2029	1,617
Thereafter	2,714
Total lease payments	12,003
Less: imputed interest	(1,321)
Lease liabilities	$10,682

As of September 30, 2025, the Company did not have any operating lease that has not yet commenced that will create additional lease liabilities and right-of-use assets.

7.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of September 30, 2025 and December 31, 2024 was $4 million.

As of September 30, 2025 and December 31, 2024, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $7 million to customers who require collateral for overnight repurchase agreements and deposits.

As of September 30, 2025, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $537 million from the FHLB.

In June 2023, the Bank took the necessary steps to participate in the Federal Reserve discount window borrowing program. As of September 30, 2025, the Bank had borrowing capacity of $595 million within the program and has not borrowed under the program.

In 2017, the Company assumed $10 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of September 30, 2025 and December 31, 2024, there was $10 million outstanding, net of approximately $394 thousand and $431 thousand of debt issuance costs as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the interest rate payable on the trust preferred securities was 7.23% and 7.56%, respectively. As of September 30, 2025, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of September 30, 2025, 20% of these Subordinated Notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest was payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to Three-Month Term SOFR, plus a spread of 531 basis points. As of September 30, 2025, all of these notes qualified as Tier 2 capital.

As of September 30, 2025, and December 31, 2024, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1 million.

Secured Borrowings

The Company transferred $1 million and $23 million in principal balance of loans to another financial institution in 2024 and 2023, respectively, that were accounted for as secured borrowings. The balance of secured borrowings was $15  million and $17 million as of September 30, 2025, and December 31, 2024, respectively, and the remaining amortized cost balance of the underlying loans was $15 million and $17 million, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of September 30, 2025 and December 31, 2024, and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”. The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three and nine months ended September 30, 2025. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

A summary of stock option activity for the nine months ended September 30, 2025, follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Yrs)	(in thousands)
Options outstanding, beginning of period	35,800	$11.73	1.0	$4
Expired	(16,800)	11.43
Exercised	(1,200)	11.99
Options outstanding, end of period	17,800	$12.00	0.7	—

Exercisable at end of period	17,800	$12.00	0.7	—

There was no stock-based compensation expense associated with stock options for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock awards for the nine months ended September 30, 2025, follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested restricted stock outstanding, beginning of period	20,900	$13.18	1.8
Vested	(9,050)	15.15
Unvested restricted stock outstanding, end of period	11,850	$11.67	2.0

Stock-based compensation expense for time vested restricted stock awards totaled $12 thousand and $41 thousand for the three months ended September 30, 2025 and 2024, respectively, and $61 thousand and $312 thousand for the nine months ended September 30, 2025 and 2024, respectively. Unrecognized compensation expense associated with restricted stock awards was $81 thousand, which is expected to be recognized over the remaining contractual term.

A summary of performance-based restricted stock units (the “Units”) for the nine months ended September 30, 2025, follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested Units outstanding, beginning of period	223,460	$11.79	2.1
Forfeited	—	—
Unvested Units outstanding, end of period	223,460	11.79	1.3

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

The Company recognized no stock-based compensation expense during the three and nine months ended September 30, 2025, and 2024 as a result of the probability of a portion of the Units vesting because it is not probable that these Units will vest. The potential unrecognized compensation expense associated with these Units was $4 million as of both September 30, 2025 and December 31, 2024.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amounts recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had letters of credit outstanding totaling $20 million and $10 million as of September 30, 2025 and December 31, 2024, respectively.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is based on the contractual amount of these instruments. Primis uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, we do not require collateral or other security to support financial instruments with credit risk.

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which Primis is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recorded if the Company has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed above. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur, and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans in Note 3 - Loans and Allowance for Credit Losses, as if such commitments were funded. The allowance for credit losses on off-balance sheet credit exposures is reflected in other liabilities in the condensed consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures ($ in thousands):

	2025	2024
Balance as of January 1	$1,121	$1,579
Credit loss expense (benefit)	12	(452)
Balance as of September 30	$1,133	$1,127

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

The Company had $167 million of mortgage loan commitments outstanding as of September 30, 2025. These commitments have a contractual expiry from 15 to 30 years.

As of September 30, 2025 and December 31, 2024, we had unfunded lines of credit and undisbursed construction loan funds totaling $493 million and $459 million, respectively, not all of which are expected to be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate instruments. The amount of certificate of deposit accounts maturing in less than one year was $276 million as of September 30, 2025. Management anticipates that funding requirements for these commitments will be met in the normal course of business.

Primis also had outstanding commitments under subscription agreements entered into for investments in non-marketable equity securities of $1 million as of September 30, 2025 and December 31, 2024.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations ($ in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2025
Basic EPS	$6,830	24,632	$0.28
Effect of dilutive stock options and unvested restricted stock	—	12	—
Diluted EPS	$6,830	24,644	$0.28

For the three months ended September 30, 2024
Basic EPS	$1,228	24,696	$0.05
Effect of dilutive stock options and unvested restricted stock	—	24	—
Diluted EPS	$1,228	24,720	$0.05

For the nine months ended September 30, 2025
Basic EPS	$31,903	24,680	$1.29
Effect of dilutive stock options and unvested restricted stock	—	13	—
Diluted EPS	$31,903	24,693	$1.29

For the nine months ended September 30, 2024
Basic EPS	$7,130	24,684	$0.29
Effect of dilutive stock options and unvested restricted stock	—	26	—
Diluted EPS	$7,130	24,710	$0.29

The Company had 17,800 anti-dilutive options as of September 30, 2025. The Company did not have any anti-dilutive options as of September 30, 2024.

11.         SEGMENT INFORMATION

The Company’s reportable operating segments are determined based on its internal organizational structure, which is overseen by the CEO, the Company’s designated Chief Operating Decision Maker. While the CEO consults with key members of his leadership team, the ultimate responsibility for making operational decisions and resource allocations resides with the CEO. For the nine months ended September 30, 2025 and 2024, the Company’s internal organizational structure and resulting management reporting was concentrated around the Bank and Primis Mortgage, which resulted in the Company determining these to be its two reportable segments.

Primis’ organizational structure and its operational segments are determined by attributes such as products, services, and customer base, which are then aggregated based on similarities around these attributes. The operating results for each segment are regularly reviewed by the CEO using a broad set of financial and operational data. Key financial data utilized by the CEO to assess financial performance and allocate resources includes loan and deposit growth, certain direct expenses, net interest income and mortgage banking income, along with overall net income attributable to Primis’ common shareholders. The CEO also considers actual results compared to budgeted results in these metrics when assessing performance and making determinations related to resource allocations. The following is a description of the Company’s reportable segments.

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

	As of and for the three months ended September 30, 2025				As of and for the nine months ended September 30, 2025
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$2,085	$49,636	$45	$51,766	$4,895	$142,075	$146	$147,116
Interest expense	—	20,888	1,846	22,734	—	61,393	5,147	66,540
Net interest income	2,085	28,748	(1,801)	29,032	4,895	80,682	(5,001)	80,576
Provision (benefit) for loan losses	—	(49)	—	(49)	—	9,850	—	9,850
Net interest income after provision (benefit) for loan losses	2,085	28,797	(1,801)	29,081	4,895	70,832	(5,001)	70,726

Noninterest income:
Mortgage banking income	8,927	(40)	—	8,887	23,040	(645)	—	22,395
Other noninterest income	—	2,436	646	3,082	—	6,953	32,986	39,939
Total noninterest income	8,927	2,396	646	11,969	23,040	6,308	32,986	62,334

Noninterest expenses:
Salaries and benefits	7,348	10,973	202	18,523	19,756	29,790	3,978	53,524
Data processing expense	221	2,148	—	2,369	544	7,711	—	8,255
Other operating expenses	731	10,553	137	11,421	2,960	30,243	1,789	34,992
Total noninterest expenses	8,300	23,674	339	32,313	23,260	67,744	5,767	96,771
Income before income taxes	2,712	7,519	(1,494)	8,737	4,675	9,396	22,218	36,289
Income tax expense (benefit)	624	1,599	(316)	1,907	1,070	2,138	4,780	7,988
Net income (loss)	2,088	5,920	(1,178)	6,830	3,605	7,258	17,438	28,301
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	3,602	3,602
Net income attributable to Primis' common stockholders	$2,088	$5,920	$(1,178)	$6,830	$3,605	$7,258	$21,040	$31,903

Total assets	$164,680	$3,934,341	$(144,172)	$3,954,849	$164,680	$3,934,341	$(144,172)	$3,954,849
(1)	Other includes Primis Bank Holding Company, PFH, and intercompany eliminations.

	As of and for the three months ended September 30, 2024				As of and for the nine months ended September 30, 2024
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$1,589	$55,471	$52	$57,112	$4,018	$155,473	$165	$159,656
Interest expense	—	27,347	1,742	29,089	—	76,288	5,223	81,511
Net interest income	1,589	28,124	(1,690)	28,023	4,018	79,185	(5,058)	78,145
Provision for loan losses	—	7,511	—	7,511	—	17,138	—	17,138
Net interest income after provision for loan losses	1,589	20,613	(1,690)	20,512	4,018	62,047	(5,058)	61,007

Noninterest income:
Mortgage banking income	7,018	(215)	—	6,803	19,176	(397)	—	18,779
Other noninterest income	—	2,600	126	2,479	—	11,578	84	11,662
Total noninterest income	7,018	2,385	126	9,282	19,176	11,181	84	30,441

Noninterest expenses:
Salaries and benefits	5,444	8,983	2,337	16,764	14,716	27,706	6,165	48,587
Data processing expense	122	2,430	—	2,552	319	6,811	—	7,130
Other operating expenses	870	10,372	675	11,639	2,607	28,057	1,898	32,562
Total noninterest expenses	6,436	21,785	3,012	30,955	17,642	62,574	8,063	88,279
Income (loss) before income taxes	2,171	1,213	(4,576)	(1,161)	5,552	10,654	(13,037)	3,169
Income tax expense (benefit)	519	(404)	(419)	(304)	1,330	1,666	(1,317)	1,679
Net income (loss)	1,652	1,617	(4,157)	(857)	4,222	8,988	(11,720)	1,490
Net loss attributable to noncontrolling interests	—	—	2,085	2,085	—	—	5,640	5,640
Net income attributable to Primis' common stockholders	$1,652	$1,617	$(2,072)	$1,228	$4,222	$8,988	$(6,080)	$7,130

Total assets	$110,902	$3,906,456	$6,989	$4,024,347	$110,902	$3,906,456	$6,989	$4,024,347
(1)	Other includes Primis Bank Holding Company, PFH, and intercompany eliminations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of results that may be achieved for any other period. The emphasis of this discussion will be on the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024 for the consolidated income statements. For the consolidated balance sheets, the emphasis of this discussion will be the balances as of September 30, 2025 compared to December 31, 2024. This discussion and analysis contain statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;

●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, the impact of the federal government shutdown that began in October 2025 and monetary policy, which continue to impact the outlook for future economic growth (including an economic downturn or recession), including the U.S. imposition of tariffs on other countries and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial Division, digital banking platform, V1BE fulfillment service, Mortgage Warehouse lending, and Primis Mortgage Company, as well as our cost saving projects to reduce technology vendor expenses and administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, stagflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act of 2017, the CARES Act and the One Big Beautiful Bill Act, as well as the possibility that the U.S. could default on its debt obligations and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	the potential implementation of a regulatory reform agenda under the presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;

●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	the potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, civil unrest, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to expediently remediate our existing material weaknesses in our internal controls deemed ineffective;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to DEI and ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions;
●	our ability to grow the mortgage warehouse business and achievement of certain margin results; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the SEC under the Exchange Act.

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

OVERVIEW

Primis Financial Corp. (NASDAQ: FRST) is the bank holding company for Primis Bank, a Virginia state-chartered bank, which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of September 30, 2025, Primis Bank had 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland. The Company is headquartered in McLean, Virginia and has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. PMC, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry through the Panacea Financial Division of the Bank. PFH was a consolidated subsidiary of Primis until March 31, 2025, when it was deconsolidated in accordance with applicable accounting guidance.

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

OPERATIONAL HIGHLIGHTS

Executive Overview

In 2024, we focused on organizing the core bank and lines of business that we believe drive premium operating results. The third quarter of 2025 demonstrated progress in key areas that are expected to continue and build through the rest of the year and into 2026. Our strategy centers on growing earning assets back to previous levels after the sale of our Life Premium Finance division and achieving higher production and profitability in our retail mortgage business. We continued to execute successfully during the first nine months of 2025 on these strategies, which included the following:

Core Community Bank

●	The core Bank’s loan portfolio was essentially flat at $2.1 billion at September 30, 2025, compared to $2.2 billion at December 31, 2024. The core Bank has low concentrations of investor commercial real estate loans.
●	The core Bank’s cost of deposits was 1.73% in the third quarter of 2025, compared to 2.29% in the third quarter of 2024. Approximately 20% of the core Bank’s deposit base at September 30, 2025, are noninterest bearing deposits.
●	The core Bank had zero brokered deposits and low utilization of FHLB borrowings at September 30, 2025.

Mortgage Warehouse

●	Outstanding loan balances as of September 30, 2025 were $327 million, up 411% from $64 million as of December 31, 2024.
●	Mortgage warehouse funded approximately 10% of its outstanding loans with associated customer noninterest bearing deposit balances, which totaled $34 million as of September 30, 2025.
●	Committed facilities were up 187% to $1 billion as of September 30, 2025, compared to $349 million as of December 31, 2024.

Panacea Financial Division

●	Outstanding loan balances grew 26% to $548 million during the nine months ended September 30, 2025 from $434 million as of December 31, 2024.
●	Outstanding deposits were $133 million as of September 30, 2025, up 44% from December 31, 2024.

Primis Mortgage

●	Funded loan volume was $308 million in the third quarter of 2025, up 34% from the third quarter of 2024.
●	Earnings for PMC was $2 million and $4 million for the three and nine months ended September 30, 2025, respectively. The nine month period was impacted by approximately $1 million of personnel costs related to new production teams hired at the end of the first quarter of 2025. However, as these teams rebuild their pipeline, we expect income from their production to exceed the upfront costs incurred.

Changes in the relationship between PFH and Primis during the first quarter of 2025 resulted in a determination to deconsolidate PFH from Primis as of March 31, 2025. The deconsolidation resulted in recognition of a $25 million gain for Primis during the nine months ended September 30, 2025, as a result of recording the fair value of our retained interest in common stock of PFH. The deconsolidation resulted in us no longer including PFH’s financial results in our financial results after March 31, 2025. PFH continues to work with the Panacea Division of the Bank to originate loans, some of which the Bank will retain, and others will be sold to investors and other financial institutions.

On June 12, 2025, we signed a non-binding term sheet to sell a portion of our retained ownership in PFH common shares after the deconsolidation and the sale of the shares generated proceeds of $22 million. Following the sale of these shares, we continued to hold approximately 467 thousand shares in PFH as of September 30, 2025. For the nine months ended September 30, 2025, we recorded a gain of $7 million in the income statement in “Gain on Panacea Financial Holdings investment” within noninterest income related to the sale of PFH common shares and fair value adjustments on our remaining investment.

SUMMARY OF FINANCIAL RESULTS

Results of Operations Highlights

We experienced improved financial performance in both the three and nine months ended September 30, 2025 compared to the same periods in 2024. Net income available to common shareholders for the three months ended September 30, 2025 totaled $7 million, or $0.28 basic and diluted earnings per share, compared to net income of $1 million, or $0.05 basic and diluted earnings per share, for the three months ended September 30, 2024, resulting in an increase year-over-year of $6 million, or 600%. Net income available to common shareholders for the nine months ended September 30, 2025 totaled $32 million, or $1.29 basic and diluted earnings per share, compared to net income of $7 million, or $0.29 basic and diluted earnings per share, for the nine months ended September 30, 2024, resulting in an increase year-over-year of $25 million, or 357%. The key financial drivers of the improvement are noted in the following table with additional discussions following the table ($ in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
	compared to	compared to
	September 30, 2024	September 30, 2024
	Favorable (unfavorable) change
Net interest income	$1,009	$2,431
Provision for credit losses	7,560	7,288
Noninterest income	2,687	31,893
Noninterest expenses	(1,358)	(8,492)
Provision for income taxes	(2,211)	(6,309)
Noncontrolling interest	(2,085)	(2,038)
Net income attributable to Primis' common stockholders	$5,602	$24,773

●	Net interest income increases were driven by declines in interest expenses in 2025 compared to 2024. The interest expense declines were driven by lower average deposit and borrowing balances combined with lower interest rates. Net interest income for the third quarter of 2025 included $1 million of interest reversals on loans that were moved to nonaccrual in the quarter. During the nine months ended September 30, 2025 we also had significant interest income reversals on the Consumer Program loans due to higher credit losses, while there were no reversals during the same period in 2024.
●	Net interest margin increased to 3.18% for the three months ended September 30, 2025, compared to 2.97% for the three months ended September 30, 2024. Continued rebuilding of earning asset levels coupled with favorable deposit pricing was responsible for the improvement during the third quarter of 2025. Additionally, the effects of the Consumer Program loan portfolio were accretive in the third quarter due primarily to less credit losses resulting in less income reversals compared to prior periods.
●	Net interest margin grew to 3.06% for the nine months ended September 30, 2025, compared to 2.85% for the nine months ended September 30, 2024. The significant driver of this increase was a meaningful decrease in our cost of funds that declined by 63 basis points. Higher credit losses on the Consumer Program loans in the earlier part of 2025 negatively impacted margin resulting in interest income reversals.
●	The provision for loan losses decrease during the three months ended September 30, 2025 was driven by the changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements and the move of approximately $53 million of commercial loans to held for sale. Decreases were also driven during the nine month period by less reserves in the Consumer Program loan portfolio in 2025 due to higher reserves and charge-offs in 2024, higher expected credit quality of the remaining portfolio, and enhanced loss mitigation efforts in 2025, resulting in improved performance of the Consumer Program portfolio.
●	Noninterest income increased during the three month period of 2025 compared to 2024 primarily due to higher income from mortgage banking activity during the nine months ended September 30, 2025 compared to the same period in 2024, primarily driven by the $32 million gain on our PFH investment, which was comprised of a gain on deconsolidation of PFH in the first quarter of 2025 and gain on sale of a portion of our ownership in PFH and fair value adjustments to the remaining common share investment retained in the second and third quarter of 2025.
●	Noninterest expense increases were primarily driven in both periods by higher personnel costs due to growth in PMC, Mortgage Warehouse, and the Panacea Division of the Bank.

Balance Sheet Highlights

●	Total assets increased 7% as of September 30, 2025 when compared to December 31, 2024 primarily due to growth in PMC, Mortgage Warehouse, and the Panacea Division that drove growth in LHFI.
●	Total LHFI as of September 30, 2025 were $3.2 billion, an increase of $315 million, or 11%, from December 31, 2024. The increase was led by growth in the Mortgage Warehouse loans of $264 million and Panacea Division loans of $114 million since December 31, 2024.
●	Total deposits were $3.3 billion at September 30, 2025 compared to $3.2 million at December 31, 2024, with growth across all categories except for money market accounts and time deposits. Growth was partially driven by increased Mortgage Warehouse business and Panacea Division deposit account balances. Noninterest bearing demand deposits were $490 million at September 30, 2025, a growth rate of 12% compared to balances at December 31, 2024. We have no wholesale deposit funding at September 30, 2025.
●	The ratio of gross loans (excluding loans held for sale) to deposits increased to 95.9% at September 30, 2025, from 91.1% at December 31, 2024.
●	Allowance for credit losses to total loans was down 46 basis points to 1.40% as of September 30, 2025, compared to 1.86% as of December 31, 2024. The decline was driven by improved expected performance in the Consumer Program portfolio due to the significant decline in promotional loans that drove prior credit losses along with enhanced loss mitigation efforts during 2025, a changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements, and the $53 million of commercial loans moved to LHFS as of September 30, 2025 due to our intent to sell the loans.
●	Asset quality declined from year end with nonperforming assets as a percentage of total assets (excluding SBA guarantees) at 2.07% as of September 30, 2025, compared to 0.29% as of December 31, 2024, a 178 basis point change. This decline was primarily driven by one commercial real estate loan and one commercial relationship comprised of two loans that were placed on nonaccrual since year end. We have individual reserves on these loans of approximately 20% and are actively working with the borrowers to facilitate a return to performing status.
●	Book value and tangible book value(+) per common share increased by 128 and 129 basis points, respectively, as of September 30, 2025 compared to December 31, 2024, driven by the increase in equity as a result of net income.
●	Our capital ratios continued to exceed requirements to be considered well capitalized as of September 30, 2025, with decreases in Common Equity Tier 1 and Tier 1 and total risk-based capital of 12, 14 and 51 basis points, respectively, compared to December 31, 2024.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison Net income available to common shareholders for the three months ended September 30, 2025 totaled $7 million, or $0.28 basic and diluted earnings per share, compared to $1 million, or $0.05 basic and diluted earnings per share, for the three months ended September 30, 2024. The results reflect a decrease in provision for credit losses of $7 million driven by less provision required on the Consumer Program portfolio,  the changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements and the move of approximately $53 million of commercial loans to held for sale. The results also reflect an increase in noninterest income of $3 million primarily due to higher mortgage banking income in the third quarter driven by growth of PMC and higher loan sales and related gains and a $1 million increase in net interest income driven by lower interest expenses on deposits and borrowings. These are partially offset by an increase in noninterest expense of $1 million driven by personnel expenses due to growth in PMC and Mortgage Warehouse, a $2 million increase in our income tax provision and a decrease in noncontrolling interest income of $2 million. Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

Nine-Month Comparison Net income available to common shareholders for the nine months ended September 30, 2025 totaled $32 million, or $1.29 basic and diluted earnings per share, compared to $7 million, or $0.29 basic and diluted earnings per share, for the nine months ended September 30, 2024. The results reflect an increase in noninterest income of $32 million, primarily due to a gain on the deconsolidation of PFH in the first quarter of 2025 and gains from the sale of a portion of our remaining investment in PFH common share investment in 2025. A $2 million increase in our net interest income was driven by lower interest expenses in the current year on both deposits and borrowings due to lower average balances and lower interest rates. These increases were partially offset by an increase in noninterest expense of $8 million driven primarily by higher personnel costs due to growth in PMC, Mortgage Warehouse, and the Panacea Division of the Bank and an increase in income tax provisions of $6 million from higher pre-tax earnings. Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

Net Interest Income and Net Interest Margin

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	September 30, 2025			September 30, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$130,061	$2,085	6.36%	$98,110	$1,589	6.44%
Loans, net of deferred fees (1) (2)	3,143,155	46,772	5.90%	3,324,157	52,707	6.31%
Investment securities	247,008	1,894	3.04%	242,631	1,799	2.95%
Other earning assets	101,278	1,015	3.98%	83,405	1,017	4.85%
Total earning assets	3,621,502	51,766	5.67%	3,748,303	57,112	6.06%
Allowance for credit losses	(44,520)			(49,966)
Total non-earning assets	277,156			293,681
Total assets	$3,854,138			$3,992,018

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$834,839	$4,549	2.16%	$748,202	$4,630	2.46%
Money market accounts	756,361	5,229	2.74%	859,988	7,432	3.44%
Savings accounts	922,048	8,070	3.47%	866,375	8,918	4.10%
Time deposits	324,614	2,723	3.33%	425,238	4,371	4.09%
Total interest-bearing deposits	2,837,862	20,571	2.88%	2,899,803	25,351	3.48%
Borrowings	117,697	2,163	7.29%	238,994	3,738	6.22%
Total interest-bearing liabilities	2,955,559	22,734	3.05%	3,138,797	29,089	3.69%
Noninterest-bearing liabilities:
Demand deposits	481,697			421,908
Other liabilities	36,720			36,527
Total liabilities	3,473,976			3,597,232
Primis common stockholders' equity	380,162			377,314
Noncontrolling interest	—			17,472
Total stockholders' equity	380,162			394,786
Total liabilities and stockholders' equity	$3,854,138	$29,032		$3,992,018	$28,023
Interest rate spread			2.62%			2.37%
Net interest margin			3.18%			2.97%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $29 million for the three months ended September 30, 2025, compared to $28 million for the three months ended September 30, 2024. Net interest income increased as a result of interest-bearing liability costs declining more than the declines in interest-earning asset income. Net interest income for the third quarter of 2025 included $1 million of interest reversals on loans that were moved to nonaccrual in the quarter. Our net interest margin for the three months ended September 30, 2025 was 3.18%, compared to 2.97% for the three months ended September 30, 2024. Continued rebuilding of earning asset levels coupled with favorable deposit pricing was responsible for the improvement during the third quarter of 2025. Margin increased by 21 basis points primarily as a result of lower average interest-earning asset balances and slightly higher net interest income when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024.

●	Average earning assets decreased $127 million, or 3%, primarily due to a decline in average total loans of $149 million, or 4%, partially offset by growth in other earning assets of $18 million, or 21%, and an increase in average investment securities of $4 million, or 2%. Average earning asset balances were driven lower by a $181 million decline in average loan balances which was primarily a result of the sale of approximately $400 million of our life premium finance loan portfolio in the fourth quarter of 2024 and the decision to run-off the remaining retained life premium finance loans and a decline in average Consumer Program loans of $89 million, partially offset by an increase in average Mortgage Warehouse loans of $208 million and average Panacea loans of $99 million.
●	Average interest-bearing liabilities declined by $183 million largely due to maturing time deposits driving average time deposit balances down by $101 million. We also experienced declines in average money market deposit accounts of $104 million, partially offset by growth in demand deposits of $87 million and savings balances of $56 million. The increase in demand deposits was driven by growth in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Rates on average interest-bearing deposits declined 60 basis points in total, in large part due to a decline in the Fed Funds borrowing rate during the last twelve months of 75 basis points, which influences our deposit pricing. Interest paid on average borrowings decreased $2 million due to a decline of $121 million in average borrowings from the prior year.
●	Yields on average interest earning assets decreased by 39 basis points comparing the three months ended September 30, 2025 to 2024. The decline was primarily driven by decreases in yields earned on loans which were down 8 basis points on LHFS and 41 basis points on LHFI. The decline in HFI was primarily driven by the sale of our life premium finance loans and charge-offs in the Consumer Program loan portfolio, both of which earned higher rates, and due to the drop in benchmark lending rates since the three months ended September 30, 2024. Yields on all of our interest-bearing liabilities declined by 64 basis points during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by the decline in benchmark borrowing rates by 75 basis points over that time.

Our net interest income and margin were positively impacted during the three months ended September 30, 2025 compared to the same period in 2024 by the Consumer Program loans. During the third quarter, we had lower charge-offs related to these loans, most of which had promotional interest features, which resulted in less reversal of interest income. The Company recognizes interest income on the promotional loans when promotional features expire and which generally includes a substantial amount of deferred interest accumulated to that date. If the loan subsequently defaults, that previously recognized interest is reversed against interest income. The Bank recognized substantial interest income on loans exiting their promotional periods beginning in the third quarter of 2024, with a roughly one quarter lag of subsequent reversals primarily due to high first payment defaults on full deferral promotional loans. The interest recognized on promotional loan expirations was insignificant in the third quarter of 2025, which is expected to lead to substantially lower interest income reversals going forward.

Nine-Month Comparison

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Nine Months Ended
	September 30, 2025			September 30, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$136,273	$4,895	4.80%	$80,530	$4,017	6.66%
Loans, net of deferred fees (1) (2)	3,039,443	133,643	5.88%	3,266,111	147,564	6.04%
Investment securities	247,243	5,728	3.10%	242,706	5,319	2.93%
Other earning assets	95,430	2,850	3.99%	78,076	2,756	4.72%
Total earning assets	3,518,389	147,116	5.59%	3,667,423	159,656	5.82%
Allowance for credit losses	(43,840)			(50,929)
Total non-earning assets	289,626			295,815
Total assets	$3,764,175			$3,912,309

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$820,859	$13,667	2.23%	$766,800	$13,924	2.43%
Money market accounts	767,729	15,920	2.77%	832,531	20,732	3.33%
Savings accounts	853,474	22,281	3.49%	844,531	25,876	4.09%
Time deposits	329,832	8,592	3.48%	426,557	12,455	3.90%
Total interest-bearing deposits	2,771,894	60,460	2.92%	2,870,419	72,987	3.40%
Borrowings	117,454	6,080	6.92%	172,942	8,524	6.58%
Total interest-bearing liabilities	2,889,348	66,540	3.08%	3,043,361	81,511	3.58%
Noninterest-bearing liabilities:
Demand deposits	465,327			440,172
Other liabilities	37,211			35,344
Total liabilities	3,391,886			3,518,877
Primis common stockholders' equity	368,295			374,154
Noncontrolling interest	3,994			19,278
Total stockholders' equity	372,289			393,432
Total liabilities and stockholders' equity	$3,764,175			$3,912,309
Net interest income		$80,576			$78,145
Interest rate spread			2.51%			2.24%
Net interest margin			3.06%			2.85%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $80 million for the nine months ended September 30, 2025, compared to $78 million for the nine months ended September 30, 2024. Net interest income increased as a result of interest-bearing liability costs declining more than the declines in interest-earning asset income. Our net interest margin for the nine months ended September 30, 2024 was 3.06%, compared to 2.85% for the nine months ended September 30, 2024. Margin increased by 21 basis points primarily from higher net interest income on lower average interest-earning assets over those periods.  Consumer Program loan income reversals had a significant impact on the nine months ended September 30, 2025 and no impact on the same period in 2024.

●	Average earning assets decreased $149 million, or 4%, primarily due to a decline in average total loans of $171 million, or 5%, partially offset by growth in other earning assets of $17 million, or 22%, and a $5 million, or 2%, increase in average investment securities. Decline in average loan balances was driven primarily by the sale of approximately $400 million of our life premium finance loan portfolio in the fourth quarter of 2024 and the decision to run-off the remaining retained life premium finance loans and the decline in average balances of Consumer Program loans of $107 million. These average loan balance declines were partially offset by continued growth of average Panacea Division loans of $131 million and Mortgage Warehouse loan of $114 million during the nine months ended September 30, 2025 compared to the same period in 2024.
●	Average interest-bearing liabilities declined by $154 million largely due to maturing time deposits driving average time deposit balances down by $97 million. We also experienced declines in average money market accounts of $64 million, partially offset by growth in demand deposits of $54 million and savings balances of $9 million. The increase in demand deposits was driven by growth in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Rates on average interest-bearing deposits declined 48 basis points, in large part due to a decline in the Fed Funds borrowing rate during the last twelve months of 75 basis points, which influences our deposit pricing. Interest paid on average borrowings decreased $2 million due to a decline of $55 million in average borrowings from the prior year.

●	Yields on average interest earning assets decreased 23 basis points driven by lower yields on LHFS and LHFI during the nine months ended September 30, 2025 compared to the same period in 2024. The sale of our life premium finance loans, which earned higher yields than our average loan portfolio yield, and the significant reversals of Consumer Program loan income due to charge-offs of promotional loans during the nine months ended September 30, 2025 drove the overall earning asset yield decline. The drop in benchmark lending rates since the nine months ended September 30, 2024 also impacted the decline as newer production was generally at lower rates in 2025 compared to 2024. Yields on all of our interest bearing liabilities declined by 50 basis points during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by the decline in benchmark borrowing rates by 75 basis points over that time.

Provision for (Recovery of) Credit Losses

The provision for (recovery of) credit losses is a current charge to earnings made in order to adjust the allowance for credit losses for current expected losses in the loan portfolio based on an evaluation of the loan portfolio characteristics, current economic conditions, changes in the nature and volume of lending, historical loan experience and other known internal and external factors affecting loan collectability, and assessment of reasonable and supportable forecasts of future economic conditions that would impact collectability of the loans. Our allowance for credit losses is calculated by segmenting the loan portfolio by loan type and applying risk factors to each segment. The risk factors are determined by considering historical loss data, peer data, as well as applying management’s judgment.

For the three months ended September 30, 2025 and 2024, we had a recovery of credit losses of $49 thousand and provision for credit losses of $7 million, respectively. The recovery of credit losses during the three months ended September 30, 2025 was driven by the changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements and the move of approximately $53 million of commercial loans to held for sale and reversal of the allowance on these loans. Based on performance during the quarter, there was provision expense of $274 thousand associated with the Consumer Program in the third quarter of 2025 compared to $4 million during the three months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, we had a provision for credit losses of $10 million and $17 million, respectively. Decline in provision for credit losses for the nine months ended September 30, 2025 compared to September 30, 2024 was driven by higher provisions in the 2024 periods primarily related to the Consumer Program loans. Credit losses were concentrated in the promotional portion of that portfolio that were largely originated between the third quarter of 2022 and first quarter of 2023. Due to the majority of these promotional loans ending their promotions in 2024 or the first quarter of 2025, coupled with our loss mitigation efforts in 2025, our provisioning for this portfolio was only $2 million during the nine months ended September 30, 2025, compared to $13 million during the nine months ended September 30, 2024.

The decline in provision during the nine months ended September 30, 2025 compared to the same period of 2024 was also driven by the lower provisioning for Consumer Program loans, the change in portfolio mix, and transfer to held for sale of commercial loans in the three months ended September 30, 2025. Partially offsetting the decline in provision during the nine months ended September 30, 2025 was $7 million of provisions on an individually evaluated commercial real estate loan that was placed on nonaccrual during the period, due to certain weaknesses in the credit. See additional discussion of this loan in the Asset Quality section of this MD&A.

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

Three-Month Comparison

	For the Three Months Ended
	September 30,
(dollars in thousands)	2025	2024	Change
Account maintenance and deposit service fees	$1,358	$1,468	$(110)
Income from bank-owned life insurance	456	431	25
Gain on Panacea Financial Holdings investment	294	—	294
Mortgage banking income	8,887	6,803	2,084
Gains on sale of loans	249	—	249
Gains on other investments	381	51	330
Consumer Program derivative income	264	79	185
Other noninterest income	80	450	(370)
Total noninterest income	$11,969	$9,282	$2,687

Noninterest income increased 29% to $12 million for the three months ended September 30, 2025, compared to $9 million for the three months ended September 30, 2024. The increase was primarily driven by $2 million of higher income from mortgage banking activity during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The 31% increase in mortgage banking income was due to higher gain on sale income driven by an increase of $62 million, or 27%, in loan sales during the three months ended September 30, 2025 compared to 2024 as well as higher fair value gains in marking the mortgage HFS loan portfolio to fair value. The increase in noninterest income was also a result of $330 thousand of gains from returns on other investments and a $294 thousand gain due to fair value adjustments to the remaining common share investment retained in PFH.

Consumer Program related income was $264 thousand for the three months ended September 30, 2025, compared to $79 thousand for the three months ended September 30, 2024. While we recognized less income in the third quarter of 2025 from borrowers paying off their promotional loans before the end of the promotional period triggering payment of interest from the third-party, there were less negative fair value adjustments on the related derivative in the third quarter of 2025 compared to the same quarter in 2024. Noninterest income from the Consumer Program is expected to be increasingly immaterial going forward as promotional loans have declined to $7 million at the end of the third quarter of 2025 and the derivative value is immaterial at September 30, 2025.

Nine-Month Comparison

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024	Change
Account maintenance and deposit service fees	$4,372	$4,722	$(350)
Income from bank-owned life insurance	1,319	1,975	(656)
Gains on Panacea Financial Holdings investment	32,322	—	32,322
Mortgage banking income	22,395	18,779	3,616
Gains on sale of loans	459	307	152
Gains on other investments	126	393	(267)
Consumer Program derivative income	565	3,392	(2,827)
Other noninterest income	776	873	(97)
Total noninterest income	$62,334	$30,441	$31,893

Noninterest income increased 105% to $62 million for the nine months ended September 30, 2025, compared to $30 million for the nine months ended September 30, 2024. The increase in noninterest income was primarily driven by the $32 million gain on our PFH investment, which comprised the gain on deconsolidation of PFH in the first quarter of 2025 and gain on the sale of a portion of our ownership in PFH and fair value adjustments to the remaining common share investment retained in the second and third quarter of 2025. The increase was also driven partially by $4 million of higher income from mortgage banking activity during 2025 compared to 2024. The increase in mortgage banking income was due to higher gain on sale income driven by $194 million, or 36%, higher loan sales during the nine months ended September 30, 2025 compared to 2024. The increases were partially offset by declines in Consumer Program derivative income and income from bank-owned life insurance held as a result of several one-time death benefit gains in 2024 that did not re-occur in 2025

The decline in Consumer Program related income included higher derivative fair value losses during the nine months ended September 30, 2025 compared to 2024 because the promotional loan population declined at a faster pace during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The fair value losses on the derivative were $443 thousand higher during the nine months ended September 30, 2025 compared to the same period in 2024. The remaining decline in the Consumer Program derivative income was a combination of less income earned from the third-party on origination of loans, which ended in January of 2025, and less reimbursement due to us when borrowers paid off their promotional loans before the end of the promotional period. These two items resulted in a combined decline of $2 million in income when comparing the nine months ended September 30, 2025 to the same period in 2024. Noninterest income from the Consumer Program is expected to be increasingly immaterial going forward as promotional loans have declined to only $7 million at the end of the third quarter of 2025 and the derivative value is immaterial at September 30, 2025.

Noninterest Expense

Three-Month Comparison

	For the Three Months Ended
	September 30,
(dollars in thousands)	2025	2024	Change
Salaries and benefits	$18,523	$16,764	$1,759
Occupancy expenses	1,575	1,248	327
Furniture and equipment expenses	1,906	1,823	83
Amortization of core deposit intangible	—	318	(318)
Virginia franchise tax expense	576	631	(55)
FDIC insurance assessment	999	545	454
Data processing expense	2,369	2,552	(183)
Marketing expense	450	449	1
Telephone and communication expense	309	330	(21)
Professional fees	2,509	2,914	(405)
Miscellaneous lending expenses	231	1,098	(867)
Other operating expenses	2,866	2,283	583
Total noninterest expenses	$32,313	$30,955	$1,358

Noninterest expenses increased 4% to $32 million during the three months ended September 30, 2025, compared to $31 million during the three months ended September 30, 2024. The increase was primarily driven by higher salaries and benefits expenses, FDIC insurance expense, and occupancy expenses, partially offset by lower miscellaneous lending expenses, professional fees, and amortization of core deposit intangibles. Our core deposit intangible fully amortized in the second quarter of 2025.

Salaries and benefits expenses increased $2 million in the three months ended September 30, 2025, compared to the same period in 2024. PMC accounted for the growth in salaries and benefits while the remainder of the bank managed to reflect a small decline in total compensation costs.  For the third quarter of 2025, PMC had $7 million in total salaries and benefits, an increase of $2 million or 35% compared to the same period in 2024. All other compensation costs were $11 million in the third quarter of 2025, down slightly from the $12 million reported in the third quarter of 2024.

FDIC insurance expense increased $454 thousand during the three months ended September 30, 2025, compared to the same period in 2024 primarily due to an increase in our assessment base as a result of the financial restatements in 2024 along with changes in asset quality in 2025. Occupancy expenses increased $327 thousand in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to one-time expenses incurred in the third quarter of 2025 that did not occur in the third quarter of 2024.

Miscellaneous lending expenses decreased $867 thousand in the third quarter of 2025 compared to the third quarter of 2024 due to lower servicing fees paid to the third-party servicer of our Consumer Program loan portfolio which has reduced in size by 48% since January 1, 2024, less repurchase reserve provisions on PMC sold loans, and less provisions on unfunded Bank issued loan commitments during the current year quarter compared to the prior year quarter.

Professional fees decreased $405 thousand in the third quarter of 2025 compared to the third quarter of 2024. The primary driver of the decline was due to expenses during the three months ended September 30, 2024 related to the restatement of financial statements in 2024 that did not reoccur in the third quarter of 2025. Professional fees in the third quarter of 2025 included $1 million in legal fees associated with mortgage recruiting that management expects will subside in the coming quarters.

Nine-Month Comparison

	For the Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024	Change
Salaries and benefits	$53,524	$48,587	$4,937
Occupancy expenses	4,321	3,988	333
Furniture and equipment expenses	5,572	5,288	284
Amortization of core deposit intangible	602	952	(350)
Virginia franchise tax expense	1,730	1,894	(164)
FDIC insurance assessment	2,813	1,744	1,069
Data processing expense	8,255	7,130	1,125
Marketing expense	1,684	1,407	277
Telephone and communication expense	920	1,017	(97)
Professional fees	7,147	7,255	(108)
Miscellaneous lending expenses	1,965	1,835	130
Other operating expenses	8,238	7,182	1,056
Total noninterest expenses	$96,771	$88,279	$8,492

Noninterest expenses increased 10% to $96 million during the nine months ended September 30, 2025, compared to $88 million during the nine months ended September 30, 2024. The increase was primarily driven by higher salaries and benefits expenses, data processing expense, and FDIC insurance expenses in 2025 compared to 2024. These increases were partially offset by less core deposit intangible amortization that fully amortized by June 30, 2025.

The higher salaries and benefits expense of $5 million for the nine months ended September 30, 2025 compared to the same period in 2024 was driven primarily due to additions of several lending teams at PMC, one of which is the top mortgage originator in the Nashville, TN market and the other is the fourth ranked VA lender in the country. These teams drove the salaries and benefits expense in 2025 due to salary draws while they rebuilt their portfolios.  These teams are expected to generate production in 2025 that will exceed these initial salary draws, which should help to generate income that offsets the salary expenses in later periods. Increase in salaries and benefits was also from the growth in salaries and benefit expenses in the Panacea and Mortgage Warehouse lines of business, each increasing $1 million when comparing the year-to-date periods in 2025 to 2024.

FDIC insurance expense increased $1 million during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in our assessment base as a result of the financial restatements in 2024 and the changes in asset quality in 2025.

Data processing expense increased $1 million comparing the nine months ended September 30, 2025 to 2024, which was due to higher processing volume and was also a result of our continued use of two core operating systems. We have negotiated a new contract with our core data provider with contract terms that began to provide significant reductions in data processing expense in August of 2025.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30,	December 31,
	2025	2024	Change
Total cash and cash equivalents	$63,881	$64,505	$(624)
Securities available-for-sale	234,660	235,903	(1,243)
Securities held-to-maturity	8,550	9,448	(898)
Loans held for sale, at fair value	148,781	83,276	65,505
Loans held for sale, at lower of cost or market	53,591	163,832	(110,241)
Net loans	3,155,468	2,833,723	321,745
Other assets	289,918	299,428	(9,510)
Total assets	$3,954,849	$3,690,115	$264,734

Total deposits	$3,336,352	$3,171,035	$165,317
Borrowings	200,448	116,991	83,457
Other liabilities	35,896	37,107	(1,211)
Total liabilities	3,572,696	3,325,133	247,563
Total equity	382,153	364,982	17,171
Total liabilities and equity	$3,954,849	$3,690,115	$264,734

LOAN PORTFOLIO

Loans Held for Sale

LHFS declined $45 million from December 31, 2024 primarily due to the sale of $51 million of LPF loans, paydowns of Consumer Program LHFS, and the transfer back to net loans of $102 million of Consumer Program loans in 2025 after the decision to retain these for the foreseeable future or until maturity. These declines were partially offset by increased originations of PMC loans held for sale at fair value and the transfer to held for sale, at the lower of cost or market, of commercial loans in the Panacea Division that we intend to sell in the fourth quarter to another financial institution.

Loans Held for Investment

Gross LHFI were $3.2 billion and $2.9 billion as of September 30, 2025 and December 31, 2024, respectively. The increase in loans was driven by the transfer back from LHFS into the consumer loans category in LHFI of Consumer Program loans along with growth of mortgage warehouse loans and Panacea Division commercial loans, both of which were the primary driver of the $307 million increase in commercial loans seen below. The growth was partially offset by loan paydowns during the nine months ended September 30, 2025 of loans secured by real estate. As of September 30, 2025 and December 31, 2024, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans HFI portfolio consisted of the following as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$495,739	15.5%	$475,898	16.5%
Commercial real estate - non-owner occupied	592,480	18.5%	610,482	21.1%
Secured by farmland	3,642	0.1%	3,711	0.1%
Construction and land development	102,227	3.2%	101,243	3.5%
Residential 1-4 family	564,087	17.6%	588,859	20.4%
Multi- family residential	137,804	4.3%	158,426	5.4%
Home equity lines of credit	62,458	2.0%	62,954	2.2%
Total real estate loans	1,958,437	61.2%	2,001,573	69.2%

Commercial loans	915,158	28.6%	608,595	21.1%
Paycheck protection program loans	1,723	0.1%	1,927	0.1%
Consumer loans	319,977	10.0%	270,063	9.4%
Total Non-PCD loans	3,195,295	99.9%	2,882,158	99.8%
PCD loans	4,939	0.1%	5,289	0.2%
Total loans	$3,200,234	100.0%	$2,887,447	100.0%

The following table sets forth the contractual maturity ranges of our LHFI portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of September 30, 2025 ($ in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$21,517	$70,735	$31,288	$189,916	$134,279	$1,644	$46,360	$495,739
Commercial real estate - non-owner occupied	93,486	159,761	30,623	88,789	86,875	9,283	123,663	592,480
Secured by farmland	1,007	649	77	226	591	—	1,092	3,642
Construction and land development	68,945	1,357	27,296	—	4,587	—	42	102,227
Residential 1-4 family	15,786	46,420	13,168	22,262	41,976	63,835	360,640	564,087
Multi- family residential	49,591	31,413	29,001	—	5,826	—	21,973	137,804
Home equity lines of credit	3,255	757	7,026	29	706	24	50,661	62,458
Total real estate loans	253,587	311,092	138,479	301,222	274,840	74,786	604,431	1,958,437
Commercial loans	122,610	85,098	359,098	298,242	47,778	1,031	1,301	915,158
Paycheck protection program loans	1,723	-	—	—	—	—	—	1,723
Consumer loans	6,156	189,448	54,744	61,074	6,835	1,715	5	319,977
Total Non-PCD loans	384,076	585,638	552,321	660,538	329,453	77,532	605,737	3,195,295
PCD loans	2,373	1,125	92	—	975	374	—	4,939
Total loans	$386,449	$586,763	$552,413	$660,538	$330,428	$77,906	$605,737	$3,200,234

Our highest concentration of credit by loan type is in commercial real estate. As of September 30, 2025, 38% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. Commercial real estate loans are generally viewed as having a higher risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy, or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default.

We seek to mitigate risks attributable to our most highly concentrated portfolios and our portfolios that pose unique risks to our balance sheet through our credit underwriting and monitoring processes, including oversight by a centralized credit administration function, approval process, credit policy, and risk management committee, as well as through our seasoned bankers that focus on lending to borrowers with proven track records in markets with which we are familiar.

The following table presents the composition of the industry classification for commercial real estate non-owner occupied loans as a percentage of total loans for the periods ended September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Commercial real estate - non-owner occupied
Hotel/ Motel	$167,502	28.3%	$190,077	31.1%
Office	136,366	23.0%	136,046	22.3%
Retail	91,372	15.4%	97,748	16.0%
Assisted living	56,353	9.5%	58,191	9.5%
Mixed use	44,777	7.6%	49,419	8.1%
Warehouse/ Industrial	21,236	3.6%	21,454	3.5%
Daycare/Schools/Churches	10,839	1.8%	8,851	1.4%
Self-storage	10,881	1.8%	5,833	1.0%
Leisure/Recreational	14,870	2.5%	4,598	0.8%
Other	38,284	6.5%	38,265	6.3%
Total Commercial real estate - non-owner occupied	$592,480	100.0%	$610,482	100.0%

The following table presents the composition of office portfolio loans for commercial real estate non-owner occupied loans, their loan count and their weighted average loan-to-value percentage as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025			December 31, 2024
Commercial real estate - non-owner occupied - Office Portfolio (1)	Loan count	Amount	Weighted Average Loan-to-Value	Loan count	Amount	Weighted Average Loan-to-Value
Commercial medical office	10	$9,375	67.1%	5	$7,020	66.9%
Commercial office building	28	109,150	66.0%	31	110,675	66.3%
Commercial office/ warehouse	12	17,841	36.9%	12	18,351	37.8%
Total	50	$136,366	62.2%	48	$136,046	62.5%

(1) The office portfolio is a subset of our Commercial real estate non-owner occupied loans.

The shift to work-from-home and hybrid work environments has caused a decreased utilization of office space. As such, we have additional monitoring for our exposure to office space, within our non-owner occupied commercial real estate portfolio, including periodic credit risk assessment of expiring office leases for most of the office portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with strong occupancy levels.

Consumer Program Loans

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of September 30, 2025, which is only originated at fixed rates ($ in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Total Consumer Program Loans (1)	$392	$33,394	$53,177	$22,944	$109,907

(1) Does not include $9 million of remaining fair market value adjustments related to the original $20 million write-down of the portfolio when transferred to LHFS as of December 31, 2024.

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All these promotional loans generally amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period ($ in thousands):

	Amount ending	Amount ending
	No Interest	No Interest	Total Interest
	Promotional Period in	Promotional Period in	Promotional
	next 12 months	next 13-24 months	as of 9/30/25
Consumer Program Loans	$6,984	$286	$7,270

During the three and nine months ended September 30, 2025, $8 million and $34 million, respectively, of Consumer Program loans either paid off during the no interest promotional period or converted to amortizing at the end of the promotional period.

ASSET QUALITY

Nonperforming Assets

The following table presents a comparison of nonperforming assets as of September 30, 2025 and December 31, 2024 ($ in thousands):

	September 30,	December 31,
	2025	2024
Nonaccrual loans	$84,973	$15,026
Loans past due 90 days and accruing interest	1,713	1,713
Total nonperforming assets	$86,686	$16,739

SBA guaranteed amounts included in nonperforming loans	$4,682	$5,921

Allowance for credit losses to total loans	1.40%	1.86%
Allowance for credit losses to nonaccrual loans	52.68%	357.53%
Allowance for credit losses to nonperforming loans	51.64%	320.94%
Nonaccrual to total loans	2.67%	0.52%
Nonperforming assets excluding SBA guaranteed loans to total assets	2.07%	0.29%

Nonperforming assets increased $70 million, or 418%, as of September 30, 2025 compared to December 31, 2024, which was driven by an increase in nonaccrual loans. The increase in nonaccrual was primarily due to the addition of one commercial real estate loans with a $40 million amortized cost balance that was past due over 30 days as of September 30, 2025 and one commercial relationship comprised of two loans totaling $24 million in amortized cost that was past due over 90 days as of September 30, 2025. Despite the commercial real estate loan only being 30-59 days past due, the credit has exhibited certain weaknesses that warranted placing it on nonaccrual, including a decline in occupancy of the underlying office building leading to reduced lease income. We have a lien on the underlying collateral which is

Class A office space in a desirable location in northern Virginia. The borrower is actively seeking new tenants for vacant office space in the building. We assess expected credit losses on this loan individually and have a $7 million individual reserve against the loan, or 18% of its amortized cost balance, as of September 30, 2025. The commercial loans past due over 90 days were utilized by the customer to support a business acquisition into an existing business. The merged companies have taken longer than anticipated to realize the anticipated reduction in operating costs and the stabilization of revenues. The company became profitable at the end of 2024 and has shown steady improvement during 2025 with anticipation of being able to provide full debt service coverage by the end of 2025 or early in 2026. We assess expected credit losses on this loan individually and have a $5 million individual reserve against the loan, or 20% of its amortized cost balance, as of September 30, 2025

We will generally place a loan on nonaccrual status when it becomes 90 days past due, with the exception of most consumer loans, which are charged off at 120 days past due and Consumer Program loans, which are charged off once they reach 90 days past due. Loans will also be placed on nonaccrual status in cases where we are uncertain whether the borrower can satisfy the contractual terms of the loan agreement. Cash payments received while a loan is categorized as nonaccrual will be recorded as a reduction of principal as long as doubt exists as to future collections.

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

The following table sets forth the allowance for credit losses allocated by loan category and the percentage of loans in each category to total loans at the dates indicated ($ in thousands):

	As of September 30,		As of December 31,
	2025		2024
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Credit	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$5,778	15.5%	$5,899	16.5%
Commercial real estate - non-owner occupied	14,631	18.5%	6,966	21.1%
Secured by farmland	31	0.1%	20	0.1%
Construction and land development	780	3.2%	1,203	3.5%
Residential 1-4 family	6,678	17.6%	6,819	20.4%
Multi- family residential	1,397	4.3%	1,620	5.4%
Home equity lines of credit	438	2.0%	533	2.2%
Commercial loans	10,394	28.6%	10,794	21.1%
Paycheck Protection Program loans	—	0.1%	—	0.1%
Consumer loans	4,425	10.0%	19,625	9.4%
PCD loans	214	0.1%	245	0.2%
Total	$44,766	100.0%	$53,724	100.0%

The following table presents an analysis of the allowance for credit losses for the periods indicated ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$45,985	$51,574	$53,724	$52,209
Provision charged to operations:
Total provisions	(49)	7,511	9,850	17,138
Recoveries credited to allowance:
Residential 1-4 family	—	—	—	2
Home equity lines of credit	1	1	3	3
Commercial loans	—	18	—	20
Consumer loans	2,530	417	11,956	1,791
Total recoveries	2,531	467	11,959	1,847
Total	48,467	59,552	75,533	71,194
Loans charged off:
Residential 1-4 family	—	—	67	—
Commercial loans	1	580	933	926
Consumer loans	3,700	7,840	29,767	19,136
Total loans charged-off	3,701	8,420	30,767	20,062
Net charge-offs	1,170	7,953	18,808	18,215
Balance, end of period	$44,766	$51,132	$44,766	$51,132

Net charge-offs to average loans, net of unearned income	0.04%	0.24%	0.62%	0.56%

We believe that the allowance for credit losses as of September 30, 2025 is sufficient to absorb future expected credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for credit losses in future periods if the results of their reviews warrant additions to the allowance for credit losses.

Our allowance for credit losses was $45 million as of September 30, 2025, compared to $54 million as of December 31, 2024. The $8 million decrease was driven by $19 million in net charge-offs during the nine months ended September 30, 2025, primarily a result of Consumer Program loans, and less provision for credit losses. Our provision for credit losses decreased $8 million and $7 million during the three and nine months ended September 30, 2025 compared to the same periods in 2024, respectively, primarily related to improved performance in the Consumer Program portfolio driven by the significant decline in promotional loans that drove prior credit losses, a changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements, and the $53 million of commercial loans moved to LHFS as of September 30, 2025 due to our intent to sell the loans. Partially offsetting these declines was specific provisions for expected credit losses of $7 million on the individually evaluated commercial real estate loan that was 30-59 days past due and proactively placed on nonaccrual during the nine months ended September 30, 2025.

Net charge-offs were primarily related to the Consumer Program portfolio during the three and nine months ended September 30, 2025 and 2024. During the three and nine months ended September 30, 2025, we charged-off $1 million and $17 million, respectively, net of recoveries, in the Consumer Program portfolio. Comparatively, during the three and nine months ended September 30, 2024, we charged-off $8 million and $18 million, respectively, net of recoveries.  A majority of these charge-offs related to loans originated from the third quarter of 2022 through the first quarter of 2023 where we experienced significant credit weaknesses. When excluding the Consumer Program net charge-offs, we had net charge-offs of $300 thousand and $2 million during the three and nine months ended September 30, 2025, respectively, and net charge-offs of $4 million and $6 million during the three and nine months ended September 30, 2024, respectively.

Provision for the Consumer Program portfolio has subsided significantly since 2024 and was $274 thousand in the third quarter of 2025 and $2 million during the nine months ended September 30, 2025, because the earlier vintage promotional loans that have resulted in a majority of our previous credit losses have mostly converted to amortizing in 2024 or early 2025. We believe that any remaining loans in these older vintages, along with newer vintage promotional loans that end their promotional period over the next two quarters have been considered in our reserving methodology based on our loss experience from 2024 to the first quarter of 2025 with the earlier vintage promotional loans. Specifically, our methodology was updated to consider promotional loan maturity and amount of first payment defaults with eventual charge-off, which was a key driver to charge-offs of these loans in 2024 and the first quarter of 2025. We have also implemented loss mitigation efforts that include working with promotional loan borrowers both prior to the end of the promotional period and once a borrower defaults in order to maximize collectability. A combination of these factors, along with the remaining balance of promotional loans of only $7 million, resulted in our lower provisioning for the three and nine months ended September 30, 2025 and lower ending allowance balance at September 30, 2025.

As of September 30, 2025, the principal balance outstanding of Consumer Program loans was $110 million, excluding a $9 million discount as a result of our prior decision to market a majority of the portfolio for sale, which has since been moved back to LHFI and will be run-off over time. These loans are accounted for like our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on this portfolio plus the discount resulted in a reduction of the outstanding principal balance of $11 million, or 10%. As of September 30, 2025, 93% of the outstanding principal balance was current, resulting in 135% coverage by the aggregate allowance and discount of the non-current principal balances.

INVESTMENT SECURITIES

Our investment securities portfolio provides us with required liquidity and collateral to pledge to secure public deposits, certain other deposits, advances from the FHLB of Atlanta, and repurchase agreements.

AFS and HTM investment securities totaled $243 million as of September 30, 2025, a decrease of 1% from $245 million as of December 31, 2024, primarily due to improvement in unrealized losses on AFS securities and paydowns, maturities, and calls of the AFS and HTM investments over the past nine months, partially offset by purchases of AFS securities during that time. We recognized no credit impairment charges related to credit losses on our HTM investment securities during the three and nine months ended September 30, 2025.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. AFS investment securities are reported at fair value, and HTM investment securities are reported at amortized cost ($ in thousands).

	September 30,	December 31,
	2025	2024
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$92,653	$91,407
Obligations of states and political subdivisions	28,977	29,705
Corporate securities	9,220	15,080
Residential government-sponsored collateralized mortgage obligations	60,819	56,390
Government-sponsored agency securities	14,530	13,836
Agency commercial mortgage-backed securities	21,942	22,178
SBA pool securities	6,519	7,307
Total	$234,660	$235,903

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$6,893	$7,760
Obligations of states and political subdivisions	1,519	1,519
Residential government-sponsored collateralized mortgage obligations	138	169
Total	$8,550	$9,448

Debt investment securities that we have the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost. Investment securities classified as AFS are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities AFS are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Our portfolio of AFS securities currently contains a material amount of unrealized mark-to-market adjustments due to increases in market interest rates since the original purchase of many of these securities. We intend to hold these securities until maturity or recovery of the value and do not anticipate realizing any losses on the investments.

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

Total deposits increased by $165 million to $3.3 billion as of September 30, 2025 from $3.2 billion at December 31, 2024. The mix of deposits changed during the nine months ended September 30, 2025, including an increase in lower-cost demand, NOW deposit balances and savings balances of $247 million, offset by a decline in money market and time deposit account balances of $82 million. The driver of the increase since year end has been due to growth of noninterest bearing and lower cost interest bearing deposit accounts generated by the Panacea and Mortgage Warehouse lines of business that have focused on this deposit growth to cost-effectively fund their loan growth. We have no wholesale deposit funding at September 30, 2025 or December 31, 2024.

Our deposits are diversified in type and by underlying customers and lack significant concentrations to any type of customer (i.e. commercial, consumer, government) or industry. Deposits are net of excess amounts we sweep off balance sheet to manage liquidity. Deposits swept off our balance sheet were zero as of September 30, 2025, compared to $137 million as of December 31, 2024. The decline since year end was driven by the growth in our loan portfolio, which required us to retain more deposits on our balance sheet.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit accounts that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $831 million, or 25% of total deposits at the Bank, as of September 30, 2025.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	2025		2024
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$465,327		$440,172
Interest-bearing deposits:
Savings accounts	853,474	3.49%	844,531	4.09%
Money market accounts	767,729	2.77%	832,531	3.33%
NOW and other demand accounts	820,859	2.23%	766,800	2.43%
Time deposits	329,832	3.48%	426,557	3.90%
Total interest-bearing deposits	2,771,894	2.92%	2,870,419	3.40%
Total deposits	$3,237,221		$3,310,591

Other Borrowings

We use other borrowed funds to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter-term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time, as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of September 30, 2025 and December 31, 2024, we had $85 million and no FHLB borrowings, respectively. The FHLB borrowings at September 30, 2025 are short-term borrowings that were obtained in September 2025 primarily to fund increased loan growth experienced at the end of the quarter.  As of September 30, 2025, we had $262 million of unused and available FHLB lines of credit as well as $595 million of available credit with the FRB, secured by excess collateral pledged to the FHLB and FRB in the form of loans and investment securities.

Other borrowings can consist of federal funds purchased, secured borrowings due to failed loan sales, and repo transactions that mature within one year, which are secured transactions with customers. The balance in repo accounts at both September 30, 2025 and December 31, 2024 was $4 million.

We had secured borrowings of $15 million and $17 million as of September 30, 2025 and December 31, 2024, respectively, related to loan transfers to other financial institutions during 2023 and 2024 that did not meet the criteria to be treated as a sale under applicable accounting guidance. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years, which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. For additional information on secured borrowings refer to “Note 7 –Debt and Other Borrowings” in this Form 10-Q.

JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

For information about junior subordinated debt and senior subordinated notes and their anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings.”

LIQUIDITY AND FUNDS MANAGEMENT

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits is not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to, borrowing from the FHLB and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings” and “Note 9 – Commitments and Contingencies”.

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of September 30, 2025, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2025, we had no material commitments or long-term debt for capital expenditures.

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

CAPITAL RESOURCES

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined in the regulations). Management believes, as of September 30, 2025, that we meet all capital adequacy requirements to which we are subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	September 30,	December 31,
	Purposes	Well Capitalized (1)	2025	2024
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.32%	7.76%
Common equity tier 1 capital ratio	4.50%	n/a	8.62%	8.74%
Tier 1 risk-based capital ratio	6.00%	n/a	8.91%	9.05%
Total risk-based capital ratio	8.00%	n/a	12.02%	12.53%

Primis Bank
Leverage ratio	4.00%	5.00%	9.34%	9.10%
Common equity tier 1 capital ratio	7.00%	6.50%	10.14%	10.78%
Tier 1 risk-based capital ratio	8.50%	8.00%	10.14%	10.78%
Total risk-based capital ratio	10.50%	10.00%	11.39%	12.04%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 3.39% and 4.04% as of September 30, 2025 and December 31, 2024, respectively, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Primis Bank’s capital position is consistent with being well-capitalized under the regulatory framework for PCA.

NON-GAAP FINANCIAL MEASURES

The following tables provide additional details and reconciliation of our non-GAAP metrics used in this Quarterly Report and a reconciliation to the most comparable GAAP metric ($ in thousands except per share data).

	September 30,	December 31,
	2025	2024
Primis stockholders' equity (GAAP)	$382,153	$351,756
Less: Goodwill and Intangible assets	93,502	94,124
Tangible Primis stockholders' equity (Non-GAAP)	$288,651	$257,632

Shares outstanding at end of period	24,644,385	24,722,734

Book Value per share (GAAP)	$15.51	$14.23
Effect of goodwill and other intangible assets	3.80	3.81
Tangible Book Value per share (Non-GAAP)	$11.71	$10.42

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2024. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2024. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during the nine months ended September 30, 2025. Notwithstanding, we are providing an update to the Goodwill discussion from our Form 10-K to describe the results of our annual impairment testing performed during the quarter.

Goodwill

As discussed in our Form 10-K for the year ended December 31, 2024, we are required to test goodwill for impairment at least annually and that test is performed as of September 30 of each year. Our goodwill is allocated to our two reporting units, Primis Bank and Primis Mortgage, and as of September 30, 2025, $91 million of goodwill is allocated to the Primis Bank reporting unit and $3 million is allocated to the Primis Mortgage reporting unit. As of September 30, 2025, we elected to forgo a qualitative assessment allowed under U.S. GAAP and performed a quantitative assessment to test goodwill for impairment. As part of our impairment assessment, the fair value of each reporting unit was estimated using a combination of a market and income approach. The income approach is a valuation technique under which we estimate future cash flows using the financial forecast from the perspective of an unrelated market participant and a terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The market valuation approach evaluated transactions of comparable banks and considered market pricing ratios of public bank peers. As of September 30, 2025, the estimated fair value exceeded the carrying value of the Primis Mortgage reporting unit and no goodwill impairment was required.

As of September 30, 2025, the estimated fair value of the Primis Bank reporting unit was 118% of the carrying value of the reporting unit, and no goodwill impairment was required. Fair value determinations utilized in the quantitative goodwill impairment test for the Primis Bank reporting unit required considerable judgment and is sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of the reporting unit requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates at September 30 included estimated future annual interest income and interest expense, lending and deposit interest rates, Fed borrowing rates, discount rates, growth rates of the Bank and its loan and deposit portfolio, credit losses on the loan portfolio, and other market factors. We also make assumptions in certain testing methodologies about the composition of our peers and market acquisition transactions related to banks that we believe are similar to us. If current expectations of future growth rates, interest rates, provision for credit losses, and margins are not met, if market factors outside of our control, such as discount rates, Fed borrowing rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then the fair value of the reporting unit may decline below its carrying value and result in goodwill impairment in the future.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-earning loans and investments. Consequently, our earnings significantly depend on our net interest income, which is the difference between the interest income on loans and other investments and the interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-earning assets, we are subject to interest rate risk and corresponding fluctuations in net interest income. Our ALCO meets regularly and is responsible for reviewing our interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The policies established by the ALCO are reviewed and approved by our Board of Directors. We have employed asset/liability management policies that seek to manage our net interest income, without having to incur unacceptable levels of credit or investment risk.

We use simulation modeling to manage our interest rate risk and review quarterly interest sensitivity. This approach uses a model which generates estimates of the change in our EVE over a range of interest rate scenarios. EVE is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts using assumptions including estimated loan prepayment rates, reinvestment rates and deposit decay rates.

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 400 basis points, measured in 100 basis point increments) as of September 30, 2025 and December 31, 2024. All changes are within our Asset/Liability Risk Management Policy guidelines ($ amounts in thousands).

	Sensitivity of EVE
	As of September 30, 2025
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$507,304	$(107,824)	(17.53)%	12.83%	132.75%
Up 300	538,440	(76,688)	(12.47)%	13.61%	140.90%
Up 200	566,326	(48,802)	(7.93)%	14.32%	148.19%
Up 100	603,250	(11,878)	(1.93)%	15.25%	157.86%
Base	615,128	—	—%	15.55%	160.96%
Down 100	613,414	(1,714)	(0.28)%	15.51%	160.52%
Down 200	588,849	(26,279)	(4.27)%	14.89%	154.09%
Down 300	548,569	(66,559)	(10.82)%	13.87%	143.55%
Down 400	478,676	(136,452)	(22.18)%	12.10%	125.26%

	Sensitivity of EVE
	As of December 31, 2024
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$438,490	$(68,444)	(13.50)%	11.88%	120.14%
Up 300	451,722	(55,212)	(10.89)%	12.24%	123.77%
Up 200	464,410	(42,524)	(8.39)%	12.59%	127.24%
Up 100	493,213	(13,721)	(2.71)%	13.37%	135.13%
Base	506,934	—	—%	13.74%	138.89%
Down 100	509,055	2,121	0.42%	13.80%	139.47%
Down 200	493,913	(13,021)	(2.57)%	13.38%	135.33%
Down 300	469,048	(37,886)	(7.47)%	12.71%	128.51%
Down 400	435,781	(71,153)	(14.04)%	11.81%	119.40%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the NII over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, our model historically assumes that the composition of our interest sensitive assets and liabilities remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.

During the nine months ended September 30, 2025, we implemented enhancements to our interest rate risk modeling framework, which impacted the NII sensitivity modeling results as of September 30, 2025 seen below. The enhancements include the adoption of non-linear beta and decay assumptions, which reflect industry best practices for modeling deposit behaviors and rate sensitivities. As a result of these changes, the Bank’s overall interest rate risk profile shifted toward a more neutral position.  Additionally, the Bank has also steadily increased its portfolio of floating-rate mortgage warehouse loans during the nine months ended September 30, 2025, which when combined with the modeling enhancements increased our asset sensitivity compared to year end as seen in each of the shock scenarios as of September 30, 2025. The results below are within our ALM Policy guidelines as of September 30, 2025 and December 31, 2024 ($ in thousands).

	Sensitivity of NII
	As of September 30, 2025
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$138,739	$7,803
Up 300	136,922	5,986
Up 200	134,989	4,053
Up 100	134,102	3,166
Base	130,936	—
Down 100	128,384	(2,552)
Down 200	124,583	(6,353)
Down 300	121,092	(9,844)
Down 400	118,440	(12,496)

	Sensitivity of NII
	As of December 31, 2024
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$95,367	$(15,874)
Up 300	98,941	(12,300)
Up 200	102,472	(8,769)
Up 100	107,370	(3,871)
Base	111,241	—
Down 100	114,126	2,885
Down 200	114,960	3,719
Down 300	115,205	3,964
Down 400	115,736	4,495

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

Notwithstanding the material weaknesses that have not been fully remediated, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in this Form 10-Q, as of and for the three and nine months ended September 30, 2025, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the nine months ended September 30, 2025, the Company continued to remediate the material weaknesses in its internal control over financial reporting as previously identified and disclosed in Item 9A in the 2024 Annual Report on Form 10-K. Management continues to put controls in place to remediate the previously identified material weaknesses and the material weaknesses will not be remediated until the necessary controls are in place and operating effectively for a sufficient amount of time.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Company’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Bank’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on the Bank’s financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of September 30, 2025.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchases of our common stock related to our share repurchase program made by us or on our behalf during the three months ended September 30, 2025:

Issuer Purchases of Equity Securities
Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program (1)
July 1-31, 2025	—	$—	—	$8,287,314
Aug 1-31, 2025	—	—	—	8,479,870
Sep 1-30, 2025	—	—	—	7,783,706
Total	—	$—	—
(1)	In December 2024, our Board of Directors approved a new share repurchase program authorizing the purchase of up to 740,600 shares of our outstanding common stock beginning on December 19, 2024 and ending on December 19, 2025. This share repurchase authorization replaced our prior share repurchase program authorization that also authorized up to 740,600 shares to be repurchased. The actual amount and timing of future share repurchases, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and nine months ended September 30, 2025.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Primis Financial Corp.
(Registrant)

November 10, 2025	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

November 10, 2025	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer