Form 10-K
period 2025-12-31
Primis Financial Corp.
filed 2026-03-16
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $233.8 million based on the closing price of the common stock on such date.

The number of shares of common stock outstanding as of February 27, 2026 was 24,699,185.

DOCUMENT INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PRIMIS FINANCIAL CORP.

FORM 10-K

GLOSSARY OF ACRONYMS AND DEFINED TERMS

In this Annual Report on Form 10-K, except as otherwise indicated or the context suggests otherwise, references to the “Company” refers to Primis Financial Corp., and the terms “Primis”, “we”, “us” and “our” refer to the Company and its subsidiaries, including Primis Bank, which we refer to as “Primis Bank” or the “Bank.”

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

ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset-Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework
CBLR	Community Bank Leverage Ratio
CECL	Current expected credit losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
CIO	Chief Information Officer
CLO	Collateralized Loan Obligations
CMBS	Commercial mortgage backed securities
CMO	Collateralized mortgage obligations
CRA	Community Reinvestment Act
CRO	Chief Risk Officer
DEI	Diversity, equity and inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
ERM	Enterprise Risk Management
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social and governance
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHLB	Federal Home Loan Bank of Atlanta
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
FOMC	Federal Open Market Committee
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
GNMA	Government National Mortgage Association
GSE	Government-sponsored entities
HTM	Held-to-maturity
IRLC	Interest rate lock commitments
IT	Information Technology

LHFI	Loans held for investment
LHFS	Loans held for sale
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NII	Net interest income
NIST	National Institute of Standards and Technology
NASDAQ	National Association of Securities Dealers Automated Quotations
OCC	Office of the Comptroller of the Currency
OFAC	Office of Foreign Assets Control
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
PRN	Pro re nata
SABL	Secured Asset Based Lending
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TBA	To-Be-Announced Mortgage-Backed Securities Trades
TPOS	Third Party Originator/Servicer
VBFI	Virginia Bureau of Financial Institutions
VIE	Variable interest entity

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the other factors discussed in the “Risk Factors” section of this Annual Report on Form 10-K, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy and federal monetary policy, which continue to impact the outlook for future economic growth (including an economic downturn or recession), including the U.S. imposition of tariffs on other countries and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;

●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial Division, digital banking platform, V1BE fulfillment service, Mortgage Warehouse lending, and Primis Mortgage Company, as well as our cost saving projects to reduce technology vendor expenses and administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, stagflation, loan demand, real estate values, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	the implementation of a regulatory reform agenda under the presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	the potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;

●	acts of God or of war or other conflicts, civil unrest, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to expediently remediate our existing material weaknesses in our internal controls deemed ineffective;
●	failure to maintain effective internal controls and procedures, including the ability to remediate identified material weaknesses in internal control over financial reporting expediently;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to DEI and ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions;
●	our ability to grow the mortgage warehouse business and achievement of certain margin results; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the SEC under the Exchange Act..

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

PART I

Item 1. Business

Overview

Primis Financial Corp. is the bank holding company for Primis Bank, a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses.

As of December 31, 2025, Primis had $4.0 billion in total assets, $3.3 billion in total loans held for investment, $3.4 billion in total deposits and $423 million in total stockholders’ equity. As of December 31, 2025, Primis Bank had 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Headquartered in McLean, Virginia, the Company has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. PMC, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry. PFH was deconsolidated from the Company on March 31, 2025, as further discussed below in “PFH Deconsolidation and Sale of Shares”. The operating results of PFH were included in the Company’s consolidated operating results through March 31, 2025. Primis Bank’s deposits are insured, up to applicable limits, by the FDIC.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.primisbank.com as soon as reasonably practicable after we electronically file such material with the SEC. These reports are also available without charge on the SEC’s website at www.sec.gov. We include our website address throughout this filing only as textual references. The information contained on our website is not incorporated in this document by reference.

Strategy

Primis is focused on building a new, innovative, and better banking experience for its consumers and small and medium-sized businesses. The Bank intends to grow its business, expand its customer base and improve profitability by focusing on the following three areas:

1.	Maintaining a strong and efficient community bank in desirable markets.
a.	The Bank maintains twenty-four office locations in attractive markets in Virginia, Maryland and the Greater Washington, D.C. market
b.	In these markets, we increased deposits per branch (excluding digital platform deposits) to $100 million as of December 31, 2025 versus $69 million as of December 31, 2021
2.	Supplementing core community bank growth and profitability with business lines that we believe can generate above-average risk-adjusted returns such as:
a.	The Panacea Financial Division, the Bank’s health-care focused brand which ended 2025 with $544 million of loans and $128 million of deposits. This was up from December 31, 2024 when loans were $434 million and deposits were $92 million.
b.	Primis Mortgage Company, the Bank’s retail mortgage company which had funded production of approximately $1.2 billion in 2025, up from approximately $800 million in 2024; and
c.	Mortgage Warehouse Lending, which focuses on lending to the independent mortgage company space and which ended 2025 with approximately $1.2 billion in approved lines, $318 million in outstanding loan balances and $29 million of low or no interest customer deposits.
3.	Perfecting enhanced digital offerings that allow Primis to attract and retain deposit customers at scale both in and out of our footprint.
a.	Deposits on the Bank’s digital platform ended 2025 at $992 million with an average balance of $48 thousand. As of December 31, 2025, 82% of those customers had been with the Bank’s digital platform for more than 2 years.

Critical to executing this approach:

●	Utilizing the Primis Management Team’s Strength. The experience and market knowledge of the Bank’s management team is one of its greatest strengths and competitive advantages. Since the Company’s board of directors appointed Mr. Dennis J. Zember, Jr. as the Chief Executive Officer, effective February 19, 2020, Mr. Zember has added several members to the executive management team. These additional members all bring strong expertise and years of experience.

●	Leveraging the Existing Foundation for Additional Growth. Based on the management team’s depth of experience and previous infrastructure investments, Primis looks to take advantage of certain economies of scale typically enjoyed by larger organizations, thus expanding its operations both organically and through strategic cost-effective branch or bank acquisitions.

●	Investing in Technology to Differentiate the Bank in the Marketplace. The success of the Bank’s technology offerings, particularly its digital platform and its V1BE app-based fulfillment offering, was the direct result of a visionary approach to crafting new products and services. Management constantly looks for ways to adopt and deploy technology solutions that provide a competitive advantage and advance the strategies outlined above.

●	Pursuing Selective Acquisition Opportunities. Primis has the skillsets and experience necessary to execute and successfully integrate financial institution acquisitions. This, along with its strong capital position, well-positions Primis to take advantage of acquisition opportunities.

●	Focusing on the Business Owner. Primis looks to be the primary bank for small- and medium-sized businesses by offering a suite of competitive electronic banking services, robust treasury services and comprehensive lending options. We believe that Primis’ localized decision-making capabilities, prompt credit decisions, and superior customer service, supported by a highly experienced and knowledgeable management team, offers Primis a distinct competitive advantage in the marketplace.

●	Focusing on Asset Quality and Underwriting. Strong asset quality is of primary importance. Management believes the lending in its chosen business lines, particularly healthcare and mortgage warehouse, has inherently better asset quality than other asset classes or industry verticals on average. Because of the growth in these businesses lines, management also believes it can be more selective when lending in its core markets, which should lead to steady growth for the Bank with attractive relative asset quality over time.

●	Building a Stable Core Deposit Base. Primis continues to grow a stable core deposit base of business and retail customers. Primis intends to continue its practice of developing a deposit relationship with each of its loan customers.

BANKING SERVICES

Our principal business is the acquisition of deposits from the general public through our branch offices, digital platform, and deposit intermediaries and the use of these deposits to fund our loan and investment security portfolios. We seek to be a full-service bank that provides a wide variety of financial services to our middle market corporate clients as well as to our retail clients. We are an active commercial lender, and also invest funds in mortgage-backed securities, collateralized mortgage obligations, securities issued by agencies of the federal government and obligations of states and political subdivisions.

Lending Activities Overview

Primis offers a wide range of commercial banking services; however, we are focused on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes, including home equity lines of credit. We are an SBA lender with Preferred Lending Partner status that allows us to offer this program nationwide. We also invest in real estate-related securities, including collateralized mortgage obligations and agency mortgage-backed securities. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings.

The following is a discussion of each of the major types of lending in which we engage. For more information on our lending activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition” (“MD&A”).

Commercial Lending

Commercial Business Lending. These loans consist of lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, SBA loans, stand-by letters of credit, and unsecured loans. Commercial business loans are generally secured by business assets, equipment, accounts receivable, inventory and other collateral, such as readily marketable stocks and bonds with adequate margins, cash value in life insurance policies and savings and time deposits at the Bank.

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

Secured Asset Based Lending. Primis has developed a proprietary Asset Based Lending software system that allows the Bank to monitor the collateral of its commercial borrowers who have pledged their working assets (accounts receivables and other qualifying assets such as inventory) as collateral. SABL has the ability to track other offsets (e.g. other loans the customer has with the Bank) to the line of credit. SABL serves to provide more stringent controls and supervision that this type of lending requires.

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

Panacea Practice Solutions. The Bank, through its Panacea Financial division, provides financing for medical, dental and veterinary businesses. Financing purposes cover a range of borrower needs, including acquisition, start-up, expansion, real estate purchase and refinance, leasehold, equipment financing, as well as practice buy-ins.

Mortgage Warehouse Lending. Primis provides warehouse lending lines of credit to residential mortgage originators. Program parameters and underwriting guidelines are processed and monitored through our Warehouse Loan System to ensure program compliance.

Consumer Lending

Primis offers various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes.

Residential Mortgage. Primis originates residential mortgage loans for its portfolio through PMC. Primis also purchases originated residential mortgages from our Warehouse Line clients, as well as other loan originators. We have no sub-prime loans.

Residential Construction.  Primis originates residential construction loans through PMC and other Warehouse Line clients. Primis provides short-term construction management for these loans, which have a permanent mortgage take-out.

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

Life Premium Finance (“LPF”). Primis previously offered life insurance premium financing. These loans were utilized to pay the annual premiums due on whole or universal life policies. These loans were fully secured by the cash value of the policy and personal liquid assets of the borrower or guarantor. We sold a majority of these loans to EverBank, N.A. (“EverBank”) in 2024 and no longer offer these loans as of January 31, 2025. Additional discussion of this sale can be found below in “Lines of Business” and in the MD&A section of this Report.

Unsecured Personal Loans. Primis offers unsecured personal loans up to $50,000 and overdraft protection loans up to $10,000, based on specified underwriting criteria. We also offered these types of loans through an agreement with a third-party that sources and originates them for us based on our credit underwriting criteria. In 2024, we made the decision to discontinue the program with the third-party that sources and originates these loans, effective January 31, 2025, and are running-off the existing portfolio on our balance sheet. Additional discussion of this decision can be found in the MD&A.

Panacea Consumer Loans. Panacea Financial offers several unsecured consumer loan products, including student loan refinancing and PRN loans. PRN loans may be utilized by in-school, in-training and in-practice doctors, veterinarians and dentists to fund costs associated with their chosen professions. Strict credit underwriting criteria has been established around these products.

Because future loan losses are so closely intertwined with our underwriting policy, we have instituted what management believes is a stringent loan underwriting policy. Our underwriting guidelines are tailored for particular credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters of credit and unsecured loans. We have instituted a no exceptions policy for our consumer credit programs where borrowers must meet all underwriting criteria.

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

Other products and services offered by the Bank include debit cards, ATM services, notary services, and wire transfer.

Lines of Businesses

Panacea Financial. In November 2020, the Company launched the Panacea Financial division, which focuses on providing unique financial products and services for the medical, dental and veterinary communities. Panacea Financial offers personal loans, student debt refinance and practice loans as well as deposit products nationally. Panacea Financial has partnerships with national and state associations. Additionally, its In-Training Medical/Dental School Loan Refinance product allows physicians and dentists that are in training the opportunity to refinance their student debt at a lower interest rate, while benefiting from affordable monthly payments during training. As of December 31, 2025, Panacea Financial had approximately $544 million in outstanding loans. The division has successfully built a nationally-recognized brand with a growing team of industry-leading commercial bankers experienced in providing financial services to its target communities across the United States.

Life Premium Financing. The Company launched a division in the fourth quarter of 2021 focused on financing life insurance premiums for high net-worth individuals across the United States. On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank for sale of the Company’s LPF division. EverBank acquired LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that were retained by the Bank and are currently being run-off. All of the LPF operations, including its employees, were assumed by EverBank following the close of the transaction, on January 31, 2025.

Primis Mortgage Company.  In May 2022, Primis Bank acquired Primis Mortgage Company (previously SeaTrust Mortgage Company), a regional residential mortgage company headquartered in Wilmington, North Carolina. Primis Mortgage Company has since expanded to offer residential mortgages in the majority of the U.S. Residential mortgage loans originated through Primis Mortgage Company are primarily sold in the secondary market for fee income. During the year ended December 31, 2025, Primis Mortgage originated over $1 billion of loans.

Warehouse Lending. Mortgage warehouse lending involves providing temporary funding to independent mortgage companies that originate residential loans for sale in the secondary market. The loans are predominantly secured by marketable residential mortgages underwritten to agency guidelines.  The underlying mortgage is typically funded on the warehouse line for 10 to 15 days before being sold to upstream investors. In October 2024, we hired a seasoned team of mortgage warehouse lenders from another bank that had recently decided to exit the warehouse lending business. This team has grown our warehouse lending business since that time leveraging their years of experience and industry contacts. As of December 31, 2025, we had over $1 billion of commitments with 125 customers.

Digital Banking

In 2021, Primis launched its V1BE service, the first bank delivery app for on-demand ordering of branch services. V1BE brings in-branch banking services directly to the customer, including cash delivery/withdrawals, cash pick-up/deposits, check deposits, change orders, cashier checks, and the instant issue of replacement debit cards. V1BE was initially piloted in the Richmond market but now covers the majority of our footprint, including the greater Washington, D.C. region. With V1BE, Primis is able to support any market and grow customer relationships without the need for a large branch presence. During 2025 we expanded into other markets to support a growing customer base and are implementing enhancements to make V1BE easier to license to other banks and expect to have our first bank customer onboard in 2026.

In 2022, Primis successfully launched its digital bank platform. The platform includes an all-new mobile banking application that provides a quick and seamless account opening process all from within the app. As of December 31, 2025, the balance of digital deposits were $1 billion.

Funding and Revenue Sources

The principal sources of funds for our lending and investment activities are deposits, repayment of loans, prepayments from mortgage-backed securities, repayments of maturing investment securities, FHLB advances and other borrowed money.

Principal sources of revenue are interest and fees on loans and investment securities as well as fee income derived from the maintenance of deposit accounts and income from bank-owned life insurance policies. Our principal expenses include interest paid on deposits, advances from the FHLB, junior subordinated debt, senior subordinated notes and other borrowings, and other operating expenses.

CREDIT ADMINISTRATION

Because future loan losses are so closely intertwined with our underwriting policy, we have instituted what management believes are well-defined loan underwriting criteria and portfolio management practices. Our underwriting guidelines are tailored for individual credit types, including lines of credit, revolving credit facilities, demand loans, term loans, equipment loans, real estate loans, SBA loans, stand-by letters of credit and unsecured loans. We will make extensions of credit based, among other factors, on the potential borrower’s creditworthiness and likelihood of repayment.

The Board of Directors has delegated assignment of individual credit authorities up to $10 million to the Chief Executive Officer and Chief Credit Officer. For loans up to $5 million, we have named Credit Officers. We also have a Specialty Executive Credit Officer with extensive industry specific experience with individual credit authority up to $7.5 million. These individual lending authorities are based on the individual’s technical ability and experience. All credits over $10 million are reviewed and approved by the Executive Loan Committee, as defined in our credit policy. For approval of third-party originated loans, we have delegated authority within an approved framework. All credit extensions in excess of 60% of the Bank’s legal lending limit are also reviewed and approved by the Board of Directors. As of December 31, 2025, our legal lending limit was approximately $63 million.

Portfolio management is an integral part of sound credit practices. The responsible relationship manager in conjunction with credit administration will service loan credits through their life cycle. Primis has a dedicated Special Assets team that provides oversight on credit collection activities, to include legal negotiations, forbearance agreements, collateral sale, foreclosures and management of OREO. We believe that coordinated approach to credit supports a high-quality portfolio. Credit Administration is responsible for monthly reporting to the Board of Directors on asset quality and performance.

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

HUMAN CAPITAL

At Primis, we are committed to ensuring that our employees reach their personal, professional and financial peaks. We are attracting, developing, retaining and planning for the succession of key talent and executives to achieve our strategic objectives. Primis is continually investing in our workforce to further emphasize inclusivity and recognizing that diverse perspectives, backgrounds, and experiences strengthen our ability to meet the needs of our associates, communities, clients and shareholders and to foster our employees' growth and career development. As of December 31, 2025, we had 593 employees, nearly all of whom are full-time and of which approximately 63% were female and 23% were minorities. All of our employees are chosen on the basis of their qualifications and merit.

Employee Feedback. Fostering an inclusive environment requires that all employees are heard. Our Intranet contains the “Employee Voice,” which is a vehicle for employees to make suggestions, asks questions or voice opinions regarding the Company’s practices.

Recruitment. While the majority of our employees reside in Virginia, our recruitment efforts are both local and nationwide. We utilize a wide range of recruitment vehicles ranging from college recruitment sites such as “Handshake”, a “V3” program to recruit veterans to posting on popular job boards and conducting nationwide profile searches to find diverse and qualified candidates. Primis realizes that great people know other great people, so we also offer a referral bonus to our employees.

Benefits. Primis offers a comprehensive and competitive benefits package to meet a variety of individual needs. We offer three different medical plans, two of which allow the employee to make contributions and receive an employer match on a Health Savings Account. In addition to dental insurance, supplemental insurance and a 401k, we offer employer paid short-term and long-term disability and life insurance. Our employees also enjoy an incentive for participating in our Wellness Program.

Development. All new employees benefit from training to learn how to utilize our key systems. New employees are also required to complete multiple learning modules that cover important compliance and regulatory requirements in the banking industry. Continuing education and advanced training is offered to employees throughout their tenure. We encourage all employees to obtain job related training by covering the cost of the classes and/or learning materials and tests. Our talent acquisition, development and retention focus is on rewarding merit and achievement while nurturing and progressing skilled talent across various business segments.

Volunteerism. Primis is committed to the communities we serve and to supporting our employees in their volunteerism. Each employee receives up to sixteen paid hours to volunteer in their community or charity of choice each year. We maintain a commitment to the prosperity of each community we serve, donating to community, civic and philanthropic organizations in 2025. In addition to providing financial products built for the needs of our customers, we use associate volunteerism and corporate philanthropy to build strong community partnerships. Our employees volunteered 225 hours in 2025.

SUPERVISION AND REGULATION

This discussion is a summary and is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to Primis or the Bank. The business of Primis and the Bank is subject to extensive regulation and supervision under federal and state law, including oversight by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the VBFI, a regulatory division of the Virginia State Corporation Commission, as well as applicable regulation by the FDIC.

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

Supervision, regulation, and examination of Primis, the Bank, and our respective subsidiaries by the appropriate regulatory agencies, as described herein, are intended primarily for the protection of consumers, bank depositors, the DIF of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock.

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

Activity Limitations.  Primis is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act and has elected to be a financial holding company. As a financial holding company, Primis is permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of the outstanding voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Financial holding companies, such as us, may also engage in activities that are considered to be financial in nature, as well as those incidental or, if so determined by the Federal Reserve, complementary to financial activities. Primis and the Bank must each remain “well-capitalized” and “well-managed” and the Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for the Company to maintain its status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any non-banking activity or terminate its ownership or control of any non-bank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company. As further described below, each of Primis and the Bank is well-capitalized as of December 31, 2025, and Primis Bank achieved a rating of “Satisfactory” in its most recent CRA evaluation.

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

Virginia Law.  Certain state corporation laws may have an anti-takeover effect. Virginia law restricts transactions between a Virginia corporation and its affiliates and potential acquirers. The following discussion summarizes the two Virginia statutes that may discourage an attempt to acquire control of Primis.

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

These provisions were designed to deter certain takeovers of Virginia corporations. In addition, the statute provides that, a corporation's initial articles of incorporation may expressly provide that the corporation shall not be governed by the Affiliated Transactions provisions and that by affirmative vote of a majority of the voting shares other than shares owned by any 10% shareholder, a corporation can adopt an amendment to its articles of incorporation or bylaws providing that the Affiliated Transactions provisions shall not apply to the corporation. Primis “opted out” of the Affiliated Transactions provisions when it incorporated.

Virginia law also provides that shares acquired in a transaction that would cause the acquiring person’s voting strength to meet or exceed any of the three thresholds (20%, 33.33% or 50%) have no voting rights for those shares exceeding that threshold, unless granted by a majority vote of shares not owned by the acquiring person. This provision empowers an acquiring person to require the Virginia Corporation to hold a special meeting of shareholders to consider whether to vote on granting voting rights to control shares within 50 days of the request, unless the acquiring person agrees to another date. Primis also “opted out” of these provisions at the time of its incorporation.

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

Incentive Compensation. The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented. In addition, the Dodd-Frank Act required the federal banking agencies and the SEC to issue regulations requiring covered financial institutions to prohibit incentive compensation arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions mandated by Section 954 of the Dodd-Frank Act. The final rules directed U.S. stock exchanges to require listed companies to implement, disclose and enforce clawback policies to recover excess incentive-based compensation that current or former executive officers received based on financial reporting measures that are later restated. In June 2023, the SEC approved the proposed clawback listing standards of the Nasdaq Stock Market, LLC, which required Nasdaq-listed companies, to (i) adopt and implement a compliant clawback policy; (ii) file the clawback policy as an exhibit to their annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. Our clawback policy was approved by the board in November 2023 and is incorporated by reference as Exhibit 97 of this Annual Report on Form 10-K.

Shareholder Say-On-Pay Votes. The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially.

Anti-tying rules. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

Capital Requirements

Primis and the Bank are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be considered in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

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

The FDICIA, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

●6.5% CET1 to risk-weighted assets;
●8.0% Tier 1 capital to risk-weighted assets;
●10.0% Total capital to risk-weighted assets; and
●5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as Primis, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to the Bank, Primis’ capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including Primis, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

Both Primis and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer as of December 31, 2025. Based on current estimates, we believe that Primis and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2026.

On October 29, 2019, the federal banking agencies jointly issued a final rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the CBLR framework. A qualifying community banking organization with total consolidated assets of less than $10 billion that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. Under the final rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. Primis does not use the CBLR framework.

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

Bank Regulation

The operation of the Bank is subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve, the FDIC and the CFPB. The operations of the Bank may also be subject to applicable OCC regulation to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, establishment of branches, consumer protection and other aspects of the Bank’s operations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.

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

Examinations. The Bank is subject to regulation, reporting, and periodic examinations by the Federal Reserve and the VBFI. These regulatory authorities routinely examine the Bank’s reserves, loan and investment quality, consumer compliance, management policies, procedures and practices and other aspects of operations. The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk, as well as the quality of risk management practices.

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

Deposit Insurance Assessments. The DIF of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category. The FDIC charges insured depository institutions quarterly premiums to maintain the DIF. Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity and take into account certain risk-based financial ratios and other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

As of September 30, 2025, the DIF reserve ratio reached 1.40%, exceeding the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted a final plan and increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including Primis Bank, if the DIF reserve ratio is not maintained.

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

Reserves. The Bank is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts). These reserve requirements are subject to annual adjustment by the

Federal Reserve. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent and remain at that level as of December 31, 2025.

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In 2024, US federal regulators proposed amendments to modernize Anti-Money Laundering (AML) and Countering the Financing of Terrorism (CFT) program requirements. Aligned with the Anti-Money Laundering Act of 2020, the rules mandate a risk-based approach requiring institutions to identify, evaluate, and document risks based on business activities and national priorities.

Economic Sanctions. The OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Concentrations in Lending.  During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for credit losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

●	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or
●	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

Community Reinvestment Act.  The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. In 2023 the Federal Reserve, OCC, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC, and FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the recission of the modernization rule.

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

Non-Discrimination Policies. Primis Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice, and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The Department of Justice has increased its efforts to prosecute what it regards as violations of the Equal Credit Opportunity Act and Federal Housing Administration.

Audit Reports. Effective January 1, 2026, certain changes in FDICIA audit requirements took effect. Insured institutions with total assets of $1 billion or more, such as the Bank, must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Independent auditors must receive examination reports, supervisory agreements and reports of enforcement actions. Further, the Bank’s audit committee must be comprised of mainly independent members.

The Bank is no longer subject to certain requirements under the changes. Under the revised thresholds, for insured institutions with total assets of $5 billion or more, financial statements prepared in accordance with U.S. GAAP, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the independent auditor regarding the statements of management relating to the internal controls must be submitted. Further, independent auditors may be required to review quarterly financial statements, and such institutions must have independent audit committees consisting of outside directors only, must also include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

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

Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully after the summary, and risks include, but are not limited to, the following:

●	We are subject to risks related to our concentration of commercial real estate and construction and land development loans.
●	We have a meaningful amount of consumer loans that are unsecured and if the borrower defaults on the loan, we have no collateral to recover potential losses.
●	A portion of our consumer loan portfolio is originated and serviced by a third-party and includes a credit enhancement, which may not be realizable; the inability to utilize such credit enhancement could be detrimental to our financial condition and results of operations.
●	A significant amount of our third-party serviced consumer loans were originated during a zero-interest promotional period, exposing us to third-party credit risk for interest foregone in the event of borrower prepayment; the failure of such third-party to perform under its reimbursement obligation could be detrimental to our financial condition and results of operations.
●	A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.
●	If our nonperforming assets increase, our earnings will suffer.
●	If our allowance for credit losses is not adequate to cover actual loan losses, our earnings will decrease.
●	We are subject to credit quality risks and our credit policies may not be sufficient to avoid losses.
●	Our mortgage revenue is cyclical and is sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our profits.
●	Our profitability depends significantly on local economic conditions in the areas where our operations and loans are concentrated, and our geographic concentration makes us vulnerable to local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.
●	Our earnings are subject to interest rate risk.
●	Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
●	Declines in asset values may result in impairment charges and adversely affect the value of our investment securities, financial performance and capital.
●	Our stock price can be volatile.
●	The trading volume in our common stock is less than that of other larger financial services companies.
●	Inflation could negatively impact our business, our profitability and our stock price.
●	ESG and DEI risks could adversely affect our reputation and shareholder, employee, client, and third party relationships and may negatively affect our stock price.

●	Our business strategy includes strategic growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
●	We must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.
●	New lines of business, products or services and technological advancements may subject us to additional risks.
●	The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.
●	We may not be able to successfully integrate our acquisitions or to realize the anticipated benefits of them.
●	The carrying value of goodwill and other intangible assets may be adversely affected.
●	We rely on third-party vendors to provide key components of our business infrastructure, which could expose us to operational and financial risks.
●	Industry adoption of real-time payments networks could negatively impact financial performance through reductions in product profitability, increased liquidity reserves and the potential for increased fraud losses, among other risks.
●	We face significant cyber and data security risk that could result in the disclosure of or access to sensitive, confidential and/or nonpublic personal information, adversely affect our business or reputation and expose us to significant liabilities.
●	Financial services companies depend on the accuracy and completeness of information about customers and counterparties and inaccuracies in such information, including as a result of fraud, could adversely impact our business, financial condition and results of operations.
●	We are dependent on key personnel and the loss of one or more of those key personnel could impair our relationship with our customers and adversely affect our business.
●	Deposit insurance premiums levied against us could increase.
●	Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
●	Future growth or operating results may require us to raise additional capital, but that capital may not be available, be available on unfavorable terms or may be dilutive.
●	We may issue a new series of preferred stock or debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
●	We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.
●	We are heavily regulated by federal and state agencies; changes in laws and regulations or failures to comply with such laws and regulations may adversely affect our operations and our financial results.
●	As a regulated entity, Primis and the Bank must maintain certain required levels of regulatory capital that may limit our operations and potential growth.
●	We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.
●	Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.
●	Failure to maintain an effective system of disclosure controls and procedures could have a material adverse effect on our business, results of operations and financial condition and could impact the price of our common stock.

Credit Risks

We are subject to risks related to our concentration of commercial real estate and construction and land development loans.

As of December 31, 2025, we had $1.2 billion of commercial real estate loans outstanding, or 37% of our loan portfolio, including multi-family residential loans and loans secured by farmland. Commercial real estate lending typically involves higher loan principal amounts, and the repayment is dependent, in large part, on sufficient income from the properties securing the loan to cover operating expenses and debt service. As of December 31, 2025, we had $42 million in nonperforming commercial real estate loans.

As of December 31, 2025, we had $132 million of construction and land development loans outstanding, or 4% of our loan portfolio. Construction and land development loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

●	the viability of the contractor;
●	the contractor’s ability to successfully complete the project, to meet deadlines and time schedules and to stay within cost estimates, especially in the event of supply disruptions and labor shortages; and
●	concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land development loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction and land development loans which provides us with an additional source of repayment. As of December 31, 2025, we did not have any nonperforming construction and land development loans. However, if one or more of our larger borrowers were to default on their construction and land development loans and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

We have a meaningful amount of consumer loans that are unsecured and if the borrower defaults on the loan, we have no collateral to recover potential losses.

Our unsecured consumer loan portfolio balance is $183 million, or approximately 6% of our total held for investment loan portfolio, as of December 31, 2025. Included in this portfolio is $90 million of loans sourced based on our credit underwriting criteria and managed by a third party. Consumer loan repayment is primarily driven by the borrower’s personal income, which is impacted by various factors that are outside of the control of the borrower, including macroeconomic conditions such as inflation and fluctuating interest rates. A downturn in the economy or job losses could impact a borrower’s ability to make loan payments. Each of these factors could cause a borrower to evaluate their debts and prioritize payments of other debts above consumer loans due to us. If macroeconomic conditions and the economy worsen, borrowers may stop paying their loans, which could in turn require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

A portion of our consumer loan portfolio is originated and serviced by a third-party and includes a credit enhancement, which may not be realizable; the inability to utilize such credit enhancement could be detrimental to our financial condition and results of operations.

We receive credit enhancement from a third-party managing $90 million of consumer loans that are recorded on our balance sheet in held for investment as of December 31, 2025. The credit enhancement is primarily provided through cash flows derived from loan originations. We elected on December 31, 2024 to discontinue originations of these loans, effective January 31, 2025. As a result, our monthly cash receipts related to this credit enhancement ceased, which could adversely affect our financial condition and results of operations while loan balances in this portfolio run-off.

A significant amount of our third-party serviced consumer loans were originated during a zero-interest promotional period, exposing us to third-party credit risk for interest foregone in the event of borrower prepayment; the failure of such third-party to perform under its reimbursement obligation could be detrimental to our financial condition and results of operations.

Within our $90 million third-party originated and serviced consumer loan portfolio, there is $3 million of the portfolio that is in a promotional zero interest rate period as of December 31, 2025. The loans in these promotional interest periods legally accrue interest at the stated rate of the note agreement, but the interest is not required to be paid during the promotional period. Further, if the borrower repays all of the principal on the note prior to the end of the promotional period the accrued interest is waived, but if there is any principal balance remaining at the end of the promotional period the borrower must repay all of the interest that has accrued. As of December 31, 2025, the amount of deferred interest on these loans was $390 thousand.  Through an agreement with the third-party servicer, we are entitled to payment of all accrued interest that is waived on loans that repay all principal within the promotional period.  If a high percentage of these loans repay at or before the end of their promotional period, a large amount of interest reimbursement will be due from the third-party servicer. If the third-party servicer cannot reimburse us, we may not be able to realize any income on these loans in our portfolio.

As of December 31, 2025, we had $10 million aggregate receivable on our balance sheet due from the third-party related to prior reimbursements of interest on promotional loans where borrowers paid in full prior to the end of the promotional period. Of this amount, $8 million is included in a commercial loan extended to the third-party under our normal loan origination and credit underwriting process to allow the third-party a deferred payment schedule to support their operational and cash flow needs. Should the third party be unable to make the scheduled payments under this commercial loan once they become due or be unable to pay the $2 million trade receivable due, it may adversely affect our financial condition and results of operations.

A significant amount of our loans are secured by real estate and any declines in real estate values in our primary markets could be detrimental to our financial condition and results of operations.

Real estate lending (including commercial, construction, land development, and residential loans) is a large portion of our loan portfolio, constituting $2.0 billion, or approximately 61% of our total loan portfolio, as of December 31, 2025. Although residential and commercial real estate values are currently strong in our market area, such values may not remain elevated. If loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of loan origination, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

As of December 31, 2025, 37% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. As of December 31, 2025, $639 million, or approximately 19% of our total loans, were secured by single-family residential real estate. This includes $577 million in residential 1-4 family loans and $62 million in home equity lines of credit. If housing prices in our market areas do not remain strong or deteriorate, we may experience an increase in nonperforming loans, provision for credit losses and charge-offs. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

If our nonperforming assets increase, our earnings will suffer.

As of December 31, 2025, our nonperforming assets (which consist of nonaccrual loans, loans past due 90 days and accruing and OREO) totaled $87 million, or 3% of total loans and OREO, which is an increase of $70 million, or 417%, compared with nonperforming assets of $17 million, or 1% of total loans and OREO, as of December 31, 2024.

Economic and market conditions have been unstable recently, and although we believe that our nonperforming assets as a percentage of total loans and OREO remains manageable, we may incur losses if there is an increase in nonperforming assets in the future. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may ultimately result in a loss. We must reserve for expected losses, which is established through a current period charge to the provision for credit losses as well as from time to time, as appropriate, a write down of the value of properties in our OREO portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our OREO. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity. Finally, an increase in the level of nonperforming assets increases our regulatory risk profile. There can be no assurance that we will not experience future increases in nonperforming assets, which could negatively impact our earnings.

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

In addition, federal regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further charge-offs, based on judgments different from those of our management. Any significant increase in our allowance for credit losses or charge-offs required by these regulatory agencies would result in a decrease in net income and capital and could have a material adverse effect on our results of operations and financial condition.

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

The Bank originates residential mortgage loans through PMC, which lends to borrowers nationwide. The success of our mortgage business is dependent upon its ability to originate loans and sell them to investors, in each case at or near current volumes. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. Loan production levels may suffer if we experience a slowdown in housing markets, tightening credit conditions or increasing interest rates. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure, or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage activities. As a result, these conditions would also adversely affect our financial condition and results of operations.

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

We operate in a mixed market environment with influences from both rural and urban areas. Our profitability depends on the general economic conditions in our market areas of Northern Virginia, Maryland, Washington, D.C., Charlottesville, Northern Neck, Middle Peninsula, Richmond, Hampton Roads and the surrounding areas. Unlike larger banks that are more geographically diversified, we provide banking and financial services to clients primarily in these market areas. As of December 31, 2025, a significant portion of our commercial real estate, real estate construction and residential real estate loans were made to borrowers in our market area. The local economic conditions in this area have a significant impact on our commercial, real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. In addition, if the population or income growth in these market areas slows, stops or declines, income levels, deposits and housing starts could be adversely affected and could result in the curtailment of our expansion, growth and profitability. Political conditions, including a change in presidential administrations and related policies, executive orders, and laws, could also impact our earnings.

Our earnings are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including the rate of inflation, general economic conditions and policies of various governmental and regulatory agencies (in particular, the Federal Reserve). From July 2023 through August of 2024, the federal funds rate remained steady at 5.25% to 5.50%. In each of the third and fourth quarters of 2024, the Federal Reserve reduced the target federal funds rate by 50 basis points to 4.25% to 4.50%. In the third quarter of 2025, the Federal Reserve reduced the target federal funds rate by 25 basis points to 4.00% to 4.25%. In the fourth quarter of 2025, the Federal Reserve reduced the target federal funds rate by 50 basis points to 3.50% to 3.75%. Uncertainty regarding future rates could negatively impact our cost of borrowing and reduce the amount of money our customers borrow or adversely affect their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates.

Changes in monetary policy, interest rates, the yield curve, or market risk spreads, or a prolonged, flat or inverted yield curve could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

•	our ability to originate loans and obtain deposits;
•	our ability to retain deposits in an uncertain rate environment;
•	net interest rate spreads and net interest rate margins;
•	our ability to enter into instruments to hedge against interest rate risk;
•	the fair value of our financial assets and liabilities; and
•	the average duration of our loan and securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.

We are operating in an uncertain economic environment. The global credit and financial markets have experienced extreme volatility and disruptions over the past few years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability and a potential recession. The U.S. government's decisions regarding appointments at the Federal Reserve, its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate adjustments, disrupt access to capital markets, and deepen recessionary conditions. Further, disagreements between the U.S. and significant trading partners over economic or political matters such as international trade may result in new or continued sanctions, tariffs and other similar restrictions on trade and investment between countries, which may result in supply chain disruptions and increased costs that could negatively affect us, our customers and our counterparties. In addition, conflicts between countries such as the Russian military action against Ukraine and ongoing conflicts in the Middle East, could lead to regional instability, a rise in commodity prices, increase inflationary pressures and market volatility, and thereby have an indirect effect on us even when we do not have material exposure to such countries. While our management team continually monitors market conditions and economic factors, throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally, or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations, and future growth.

The U.S. government announced changes to its trade policies in 2025 and significantly increased tariffs on certain imports under emergency authorities, including the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the Supreme Court of the United States ruled that IEEPA does not authorize the President to impose tariffs. The current tariff environment remains dynamic and uncertain, including regarding potential refunds of tariffs paid under IEEPA, and the U.S. government could respond with replacement measures under other legal authorities. Replacement measures and changes to tariffs and other trade restrictions may lead to continuing uncertainty and volatility in the U.S. and global financial markets and economic conditions which could cause adverse changes in the availability, terms and cost of capital. Additionally, potential tariffs or other U.S. trade policy measures have triggered and may trigger additional retaliatory actions by other countries such as China. Increased tariffs and trade restrictions may cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results, and ability to service debt, which in turn, could adversely impact our business, financial condition and results of operations. Our clients may also be adversely impacted by changes in regulatory and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans.

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

We maintain an investment securities portfolio that includes, but is not limited to, collateralized mortgage obligations, agency mortgage-backed securities and municipal securities. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity for resales of certain investment securities. At each reporting period, we evaluate investment securities and other assets for impairment indicators. We may be required to record impairment charges in our income statements through an allowance for credit losses if our investment securities suffer a decline in value below their amortized cost. In 2025, we did not experience any impairment of our investment securities. If in future periods we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the impairment, which could have a material adverse effect on our financial condition and results of operations in the periods in which the impairments occur.

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

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure not to do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.

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

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies such as the continuing need for infrastructure and personnel, the time and costs inherent in integrating a series of different operations and the ongoing expense of acquiring and staffing new lines of business or branches. We may not be able to expand our presence in our existing markets or successfully enter new markets, and any expansion could adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas, and our ability to manage our growth.

Although there can be no assurance of success or the availability of branch or financial services acquisitions in the future, we may seek to supplement our internal growth through attractive acquisitions. We cannot predict the number, size or timing of acquisitions, or whether any such acquisition will occur at all. Our acquisition efforts have traditionally focused on targeted entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase and, as the number of appropriate targets decreases, the prices for potential acquisitions could increase, which could reduce our potential returns and reduce the attractiveness of these opportunities to us. We may compete with other financial services companies for acquisition opportunities, that may have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.

We must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services including those related to or involving artificial intelligence, machine learnings, blockchain and other distributed ledger technologies. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, and even if we implement such products and services, we may incur substantial costs in doing so. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

New lines of business, products or services and technological advancements may subject us to additional risks.

From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business or a new product or service.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies), and an established and growing demand for mobile and other phone and computer banking applications. Our future success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors may have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, any new line of business, new products or service and/or new technology could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.

The development and use of artificial intelligence (AI) presents risks and challenges that may adversely impact our business.

We or our third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

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

Further, we acquire businesses with the expectation that these mergers or acquisitions will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross-selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers and acquisitions is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.

The carrying value of goodwill and other intangible assets may be adversely affected.

When we complete an acquisition, goodwill and other intangible assets are often recorded on the date of acquisition as an asset. Current accounting guidance requires goodwill to be tested for impairment, and we perform such impairment analysis at least annually. A significant adverse change in expected future cash flows or sustained adverse change in the value of our common stock could require the asset to become impaired. If impaired, we would incur a charge to earnings that would have a significant impact on the results of operations. Our carrying value of goodwill and net amortizable intangibles were approximately $93 million and $36 thousand, respectively, as of December 31, 2025.

We rely on third-party vendors to provide key components of our business infrastructure, which could expose us to operational and financial risks.

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

Industry adoption of real-time payments networks could negatively impact financial performance through reductions in product profitability, increased liquidity reserves and the potential for increased fraud losses, among other risks.

With the launch of real-time payments networks, such as RTP® from The Clearing House and FedNow® from the Federal Reserve, instantaneous cash settlement capabilities are available 24 hours a day and 7 days a week. The implications of the new settlement capabilities are far reaching and have not yet significantly affected the banking industry. As market adoption increases, we may be required to hold more liquidity reserves in cash to facilitate cash settlement activity outside of traditional business hours. Additionally, instantaneous settlement will likely reduce float benefits associated with providing deposit and banking services, as well as pose incremental fraud risk due to a reduced ability to reverse fraudulent transactions due to the speed of money movement.

We face significant cyber and data security risk that could result in the disclosure of or access to sensitive, confidential and/or nonpublic personal information, adversely affect our business or reputation and expose us to significant liabilities.

As a financial institution, we are under threat of loss due to cyber-attacks and technical disruptions to the computer systems and network infrastructure we use, including those we maintain with our service providers and vendors. This risk has increased in recent years, and continues to increase, as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber-attack risks that we face are e-fraud and compromise of sensitive customer data. E-fraud occurs when cybercriminals compromise our systems and networks, or those of our service providers and vendors, and extract funds directly from customers or our accounts. The attempts to compromise sensitive, non-public personal customer data, such as account numbers and Social Security numbers, present potentially significant reputational, legal and/or regulatory costs to us. Our risk and exposure to these matters remain heightened because of the evolving nature and complexity of these threats from cybercriminals, our plans to continue to provide internet banking and mobile banking channels to initiate financial transactions, and our plans to develop additional remote connectivity solutions to serve our customers. While we have not experienced any material losses relating to cyber-attacks or other information security incidents, we have been subject to cyber-attacks and there can be no assurance that we will not suffer additional losses in the future.

We allow a portion of our employees to work remotely from their homes on a full-time or hybrid schedule. Technology in employees’ homes may not be as robust as in our offices and could cause the security of the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risks. These cybersecurity risks, and all those described above, include the potential for increased risk of (i) phishing, malware, and other cybersecurity attacks, (ii) vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, (iii) unauthorized dissemination, access, misuse or destruction of sensitive or confidential information, (iv) our inability to restore the systems in the event of a systems failure or interruption, and (v) impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

The occurrence of any successful cyber-attack could result in material adverse consequences including damage to our reputation, financial loss, increased operation expenses, remediation costs, and loss of customers. We also could face litigation or additional regulatory scrutiny. Litigation or regulatory actions could lead to significant liability or other sanctions, including fines and penalties (which may not be covered by our insurance policies) or reimbursement of customers adversely affected by a security incident. Even if we do not suffer any material adverse consequences as a result of other future events, successful attacks or systems failures at the Bank or at other financial institutions could lead to a general loss of customer confidence in financial institutions, including the Bank.

Our ability to mitigate the adverse consequences of occurrences is in part dependent on the effectiveness of our information security procedures, controls, and contracts and our ability to anticipate the timing and nature of any such event that occurs. In recent years, we have incurred significant expense towards improving the reliability of our systems and their security from attacks. Nonetheless, there remains the risk that we may be materially harmed by cyber-attacks and information security incidents in the future. Methods used to attack information systems change frequently (with generally increasing sophistication), often are not recognized until launched against a target, may be supported by foreign governments, criminal organizations, or other financially motivated threat actors, and may originate from less regulated and remote areas around the world. As a result, we may be unable to prevent these methods in advance of attacks, including by implementing adequate preventive measures. If such an attack does occur, we might not be able to fix it timely or adequately. We engage in due diligence and monitoring of third parties, including service providers and vendors, to limit the risk that such an attack relates to products or services provided by others. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties and inaccuracies in such information, including as a result of fraud, could adversely impact our business, financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with third parties, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors or property appraisers, as to the accuracy and completeness of that information. Such information could be inaccurate, including as a result of fraud on behalf of our customers, counterparties or other third parties. In times of increased economic stress, we are at an increased risk of fraud losses. We cannot assure you that our underwriting and operational controls will prevent or detect such fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud. Our customers may also experience fraud in their businesses, which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses. Reliance on inaccurate or misleading information from our customers, counterparties and other third parties, including as a result of fraud, could have a material adverse impact on our business, financial condition and results of operations.

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

Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. The federal banking agencies have issued and oversee compliance with joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required these federal banking agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. In June 2023, the SEC approved the NASDAQ’s proposed clawback listing standards, which now require us and other NASDAQ-listed companies to (i) adopt and implement a compliant clawback policy; (ii) file the clawback policy as an exhibit to our annual reports; and (iii) provide certain disclosures relating to any compensation recovery triggered by the clawback policy. If, as a result of complying with these rules, we are unable to attract and retain qualified employees or do so at rates necessary to maintain our competitive position, or if the compensation costs required to attract and retain employees become more significant, our performance, including our competitive position, could be materially adversely affected.

Deposit insurance premiums levied against us could increase.

The DIF is funded by fees assessed on insured depository institutions including the Bank. Future deposit premiums paid by us depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. The FDIC may further increase the assessment rates or impose additional special assessments in the future, which may require the Bank to pay significantly higher FDIC premiums.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If any parties with whom we conduct business are unable to access deposits with another financial institution, funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ credit quality, ability to pay their obligations to us, or to enter into new commercial arrangements requiring additional payments could be adversely affected. Uncertainty remains over liquidity concerns in the broader financial services industry. Additionally, confidence in the safety and soundness of regional banks specifically or the banking system could impact where customers choose to maintain deposits, which could materially adversely impact our liquidity, loan funding capacity, ability to raise funds, and results of operations. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Although we assess our funding relationships as we believe necessary or appropriate, our access to funding sources and other arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, our customers, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform our obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our customers have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

Additionally, we could be impacted by current or future negative perceptions and expectations about the prospects for the financial services industry which could worsen over time and result in downward pressure on, and continued or accelerated volatility of, bank securities.

We may also face increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a commercial bank, the Bank has an elevated degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits and also maintains a robust CRE portfolio. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events has and could in the future generate significant market trading volatility among publicly traded bank holdings companies and, in particular, regional banks like us.

Capital Adequacy Risks

Future growth or operating results may require us to raise additional capital, but that capital may not be available, be available on unfavorable terms or may be dilutive.

Primis Bank is required by the FRB to maintain adequate levels of capital to support our operations. In the event that our future operating results erode capital, if the Bank is required to maintain capital in excess of well-capitalized standards, or if we elect to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital on favorable terms when needed, or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact on our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our current shareholders’ percentage of ownership interest to the extent they do not participate in future offerings.

We may issue a new series of preferred stock or debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

We have issued $27 million in aggregate principal amount of 5.875% Fixed-to-Floating Rate Subordinated Notes due January 31, 2027 and $60 million of fixed-to-floating rate Subordinated Notes due 2030. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares and/or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market price for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

We currently intend to pay dividends on our common stock; however, our future ability to pay dividends is subject to restrictions.

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2025. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

Further, bank regulatory authorities have the authority to bring enforcement actions against banks and their holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the agency. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance on deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. The exercise of this regulatory discretion and power may have a negative impact on us. See the discussion above at Supervision and Regulation for an additional discussion of the extensive regulation and supervision we are subject to.

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

As of December 31, 2025, Primis and the Bank exceeded the amounts required to be well capitalized with respect to all four required capital ratios. As of December 31, 2025, Primis’ leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 8.80%, 9.36%, 9.64%, and 12.40%, respectively. As of December 31, 2025, the Bank’s leverage, CET1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios were 9.74%, 10.74%, 10.74% and 11.99%, respectively.

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

Primis and the Bank’s failure to remain well capitalized for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on our capital stock, our ability to make acquisitions, and on our business, results of operations and financial condition. Under FRB rules, if the Bank ceases to be a well-capitalized institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover brokered deposits may be restricted. As of December 31, 2025, we did not have any brokered certificates of deposits.

We are subject to commercial real estate lending guidance issued by the federal banking regulators that impacts our operations and capital requirements.

The federal banking regulators have issued final guidance regarding concentrations in commercial real estate lending directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2025, we believe that we are operating within the guidelines. However, increases in our commercial real estate lending could subject us to additional supervisory analysis. We cannot guarantee that any risk management practices we implement will be effective in preventing losses relating to our commercial real estate portfolio. Management has implemented controls to monitor our commercial real estate lending concentrations, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.

Our accounting policies and methods are fundamental to how we record and report on our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we may be required to correct and restate prior-period financial statements. Accounting standard-setters and those who interpret the accounting standards, the SEC, banking regulators and our independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact on how we prepare and report our financial statements. In some cases, we may be required to apply a new or revised standard retrospectively, resulting in us revising prior-period financial statements.

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

Item 1B. Unresolved Staff Comments

Primis Financial Corp. does not have any unresolved staff comments from the SEC to report for the year ended December 31, 2025.

Item 1C. Cybersecurity

The Company has developed and maintains a Cyber and Information Security program that aligns with applicable regulatory guidance and industry best practices, and is intended to ensure the confidentiality, integrity, and availability of the Company’s critical systems and information, including employee and customer non-public personal information, financial data, and non-public information about the Company. Cybersecurity risk is a key factor in assessing the Company’s overall operational and regulatory risk and is a component of the Company’s overall Enterprise Risk Management framework. The Cyber and Information Security program is designed, in part, to identify risks to sensitive information, protect that information, detect threats and events, and maintain an appropriate response and recovery capability to help ensure resilience against information security incidents.

The Company has designed the Cyber and Information Security program based in part on the NIST Cybersecurity Framework. Use of the NIST Cybersecurity Framework does not imply that the Company meets any particular technical standards, specifications, or requirements, but rather the NIST Cybersecurity Framework is used as a guide to help identify, assess, and manage cybersecurity risks relevant to the Company’s business.

The Cyber and Information Security program is led by the CIO and the designated Information Security Officer, who manages the day-to-day cybersecurity operations. Governance of the program is provided by the Information Technology Steering Committee and the Board of Directors’ Risk Committee. The CIO periodically attends Board Risk Committee meetings and provides quarterly cybersecurity updates to this Board committee. Our CIO helps facilitate the involvement of the Board Risk Committee in oversight of potentially material cybersecurity incidents and risks and supports the information security risk oversight responsibilities of the Board and the Board Risk Committee.

The Company’s IT team monitors its networks and systems to detect potential suspicious or malicious events, monitors threat intelligence sources to research evolving threats, investigates the potential impact to the Company, reviews controls to detect and defend against those threats, and proactively adjusts controls against those threats. A third-party managed security service provider supplements the IT team’s efforts to provide 24 hours a day, seven days a week network monitoring coverage. The Company also performs periodic vulnerability scans and penetration testing.

Other important components of the Company’s Cyber and Information Security program include maintaining a Cyber and Information Security Risk Assessment, and policies and procedures that define the program and establish standards for safe storage, handling, and secure disposal of customer and employee information. All employees receive cyber and information security training during employment orientation and at least annually thereafter.

The Company has adopted a Cyber Incident Response Plan which describes the Company’s procedures for responding to cybersecurity incidents and identifies response team members.  The Cyber Incident Response team is responsible for evaluating potential incidents, containing, responding to, and remediating cybersecurity incidents, and communicating significant cybersecurity incidents to Executive Management and the Board of Directors. The Company maintains sufficient business continuity planning processes to ensure recovery and resumption of its operations after a cyberattack.

The Company has deployed a formal vendor management program to create standards when evaluating third-party service providers that may have access to the Company’s networks, systems, and/or customer or employee data. Third-party service providers are required to comply with the Company’s policies regarding the safeguarding of non-public personal information. After contract execution, the Company’s third-party service providers are monitored utilizing a risk-based evaluation process.

Our acting CIO has worked in the financial services industry for over 20 years and held similar roles at other financial institutions including five years as a Chief Technology Officer & Chief Innovation Officer at another bank.

While the Company has encountered, and will continue to encounter, cyber incidents in the normal course of business, to date, the Company has not experienced a cybersecurity incident that has, or is reasonably likely to have, materially impacted its business strategy, financial condition, or results of operation. Despite ongoing efforts to continually strengthen the Cyber and Information Security program, there is no absolute assurance that the program will be fully implemented, complied with, or effective in safeguarding the Company’s networks, systems, and information. See “Item 1A. Risk Factors – Operational Risks” in this 10-K for additional information.

Item 2. Properties

Primis Financial Corp.’s principal office is located at 1676 International Drive, McLean, Virginia. We have an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. Including these main locations, we own 4 properties and lease 47 properties. The majority of our properties owned and leased are for operational units in Virginia, Maryland, Texas, Tennessee and North Carolina. As of December 31, 2025, Primis Bank had twenty-four full-service branches in Virginia and Maryland, and also provided services to customers through certain online and mobile applications. Twenty-two full-service retail branches are in Virginia and two full-service retail branches are in Maryland.

During 2025, the Company executed a sale-leaseback transaction selling 18 of its retail branch properties that included land, land improvements and buildings and subsequently entering into a lease for the same properties. For additional details, see Note 1 - Organization and Significant Accounting Policies, in Part II, Item 8. of this 10-K.

We believe our facilities are in good operating condition, are suitable and adequate for our operational needs and are adequately insured.

Item 3. Legal Proceedings

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of our business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, the Company’s management presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against the Company as of December 31, 2025.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Primis’ common stock is traded on the NASDAQ under the symbol “FRST”. There were 24,699,185 shares of our common stock outstanding at the close of business on February 27, 2026, which were held by 1,056 shareholders of record. As of that date, the closing price of our common stock on the NASDAQ Global Market was $13.21.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, Primis had outstanding stock options granted under the 2010 Stock Awards and Incentive Plan (the “2010 Plan”) and the 2017 Equity Compensation Plan (the “2017 Plan”), which were approved by its shareholders. The following table provides information as of December 31, 2025 regarding Primis’ equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted average	equity compensation plans
	to be issued upon exercise	exercise price of	(excluding securities reflected
	of outstanding options	outstanding options	in column A)
Plan category	A	B	C
Equity compensation plans approved by security holders	17,800	$11.99	250,216
Equity compensation plans not approved by security holders	—	—	—
Total	17,800	$11.99	250,216

Issuer Purchases of Equity Securities

On December 18, 2025, the Board of Directors of the Company authorized a stock repurchase program (the “Stock Repurchase Program”) under which the Company may repurchase up to 750,000 shares of its common stock. The Stock Repurchase Program began on December 18, 2025, near the end of the previously authorized repurchase plan, and will end on December 18, 2026.

Repurchases under the Stock Repurchase Program could be made from time to time through open market purchases, privately negotiated transactions or such other manners as will comply with applicable laws and regulations. The timing and actual number of shares repurchased depended on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities.

The Stock Repurchase Program did not obligate the Company to purchase any particular number of shares and there was no guarantee as to the exact number of shares that could be repurchased by the Company. The Stock Repurchase Program could be suspended, modified or terminated by the Company at any time and for any reason, without prior notice.

The following table sets forth information regarding purchases of our common stock related to our share repurchase program made by us or on our behalf during the three months ended December 31, 2025:

Issuer Purchases of Equity Securities
Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program (1)
Oct 1-31, 2025	—	$—	—	$8,065,134
Nov 1-30, 2025	—	—	—	8,316,938
Dec 1-31, 2025	—	—	—	10,432,500
Total	—	$—	—
(1)	In December 2025, our Board of Directors approved a new share repurchase program authorizing the purchase of up to 750,000 shares of our outstanding common stock beginning on December 18, 2025 and ending on December 18, 2026. This share repurchase authorization replaced our prior share repurchase program authorization that authorized up to 740,600 shares to be repurchased. The actual amount and timing of future share repurchase, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

Dividends

We declared the first cash dividend on our common stock in February 2012, and each quarter thereafter through 2025. There are a number of restrictions on our ability to pay dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Primis or by Primis to shareholders. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

Performance Graph

The following chart compares the cumulative total shareholder return on Primis common stock during the five years ended December 31, 2025, with the cumulative total return of the Russell 2000 Index and the NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. This comparison assumes $100 invested on December 31, 2020 in Primis common stock, the Russell 2000 Index and the NASDAQ Bank Index. The historical stock price performance for Primis common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
Primis Financial Corp.
Russell 2000 Index
NASDAQ Bank Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	2020	2021	2022	2023	2024	2025
Primis Financial Corp.	100.00	127.63	103.56	115.52	110.11	136.41
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
NASDAQ Bank Index	100.00	142.91	119.65	115.54	139.30	149.15

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2025 and 2024. Discussions of comparisons between 2024 and 2023 are not included in this Form 10-K, but can be found in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 29, 2025.

MD&A is presented to aid the reader in understanding and evaluating the financial condition and results of operations of the Company. This discussion and analysis should be read with the consolidated financial statements, the footnotes thereto, and the other financial data included in this report.

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

The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. We use internal factors including loan balances, credit quality, contractual life of loans, and historical loss experience. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. Management’s primary qualitative factors utilized in informing qualitative adjustments to the modeled allowance calculations are loan-to-value exceptions, borrower debt service coverage exceptions, and large concentrations. As of December 31, 2025, the qualitative adjustments applied by management increased our modeled allowance that was based on historical loss information, but did not represent a material amount of our total allowance.

We consider a number of external economic variables in developing the allowance including the Virginia Unemployment Rate, Virginia House Price Index, Virginia Gross Domestic Product and National Unemployment and National Gross Domestic Product for pools of loans with borrowers outside of our local operating footprint. One of the most significant and judgmental assumptions is the selection and application of expected economic forecasts. In determining forecasted expected losses, we use Moody’s economic variable forecasts and apply probability weights to the related economic scenarios. Due to the inherent uncertainty in the macroeconomic forecasts, we evaluate a baseline scenario, as well as a downside macroeconomic scenario to assess the most reasonable scenario based on review of the variable forecasts for each scenario, comparison to expectations, and sensitivity of variations in each scenario. The Moody’s forecast scenarios are reviewed by management quarterly and probability weightings are assigned based on management’s judgment.  As of December 31, 2025, management concluded on a more neutral weighting of baseline versus downside scenario. While management uses its judgment, there is no certainty that future economic conditions will resemble the neutral weighting applied to our modeling and others could examine the same data and arrive at a different judgment around weighting of the economic scenario that when applied to the model could result in a smaller or larger allowance than the one we determined.

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

Goodwill

As required under U.S. GAAP, we test goodwill for impairment at least annually and more frequently if there are indications that goodwill could be impaired. Our annual goodwill impairment testing date is September 30 and accordingly, we performed testing as of September 30, 2025 of our two reporting units that include goodwill. For our assessment of goodwill as of September 30, 2025, we performed a step one quantitative assessment to determine if the fair value of the Primis Bank and the Primis Mortgage reporting units were less than their carrying amount. As part of the testing, we engaged an independent valuation firm to quantitatively estimate the fair value of each reporting unit so that it could be compared to the carrying value in assisting us in determining if impairment existed.

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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment testing as of September 30, 2025 will prove to be an accurate prediction of the future. Changes in assumptions, market data (for market-based assessments), or the discount rate (for income based assessments) could produce different results that lead to higher or lower fair value determinations compared to the results of our annual impairment testing performed as of September 30, 2025. Further, because the use of inputs and assumptions are highly judgmental an analysis performed to assess the fair value of our reporting units by others may result in higher, lower, or the same fair value determination and goodwill impairment decision through the use of their judgment in application of similar inputs and assumptions as we used.  As a result of our testing, we determined that the estimated fair value of both reporting units was higher than their respective carrying values. As of September 30, 2025, the estimated fair value of the Primis Bank and Primis Mortgage reporting units was 118% and 117%, respectively, of the carrying value of the reporting units, and no goodwill impairment was required.  The Company performed a qualitative assessment to identify any triggering events as of December 31, 2025 and determined there were not any triggering events that would indicate that it was not more likely than not that the fair value of either reporting unit was less than its carrying value.

Third-party originated and serviced consumer loan portfolio

In the second half of 2021, we partnered with a TPOS to originate and service unsecured consumer loans through their proprietary point-of-sale technology (the “Consumer Program”). Loan options under the Consumer Program include traditional fully-amortizing loans and promotional loans with no interest, or “same-as-cash”, features if the loan is fully repaid in the promotional window.  The loans are originated at par in the Bank’s name and have a term of 5 to 12 years with a much shorter effective life due to amortization and pay downs.

The Consumer Program is governed by multiple interrelated agreements including the loan agreement between the Bank and the customer and agreements with the TPOS. The structure of the Consumer Program is intended to generate loans that yield a targeted return to the Bank on a portfolio basis while also providing limited credit enhancement from the TPOS.  Key characteristics of the combined arrangement include:

●	The TPOS contributes funds to a reserve account at the time of origination to be used for future charge-offs if necessary.
●	When a promotional loan pays off prior to the end of the promotional period, the customer owes no interest on the loan and any interest accrued during the period is waived. In that event, the TPOS reimburses the Bank for the interest the customer otherwise would have paid if the promotional period didn’t exist.
●	Excess yield on the portfolio after realized charge-offs and above an agreed upon target rate due to the Bank is paid to the TPOS as a “Performance Fee.”
●	In the event charge-offs exceed the amount available as a Performance Fee, the TPOS remits a portion of current period origination fees to reimburse for losses and, if necessary, releases funds from the reserve account.
●	If charge-offs exceed the amounts above, they roll over to future periods to offset potential Performance Fees and subsequent reserve account fundings related to the portfolio.

Under U.S. GAAP, agreements with multiple counterparties, such as the customer and TPOS, are generally required to be accounted for separately even if the agreements are highly interrelated.  As a result, we account for the Consumer Program as multiple units of account with the following impacts:

●	The loans are accounted for as one unit of account under U.S. GAAP including revenue recognition and inclusion in our CECL allowance methodology.
o	No interest income is recognized on promotional loans until the expiration of the promotional period. If the customer doesn’t pay off the loan prior to that expiration, deferred interest from the beginning of the loan becomes the obligation of the customer and is billed straight-line over the remaining life of the loan. We recognize the accumulated deferred interest at the time of expiration discounted for the time value of money with the discount amortized over the remaining life of the loan.
●	The agreement that governs the Performance Fee and interest reimbursement from the TPOS is a separate unit of account and meets the definition of a derivative under U.S. GAAP and is accounted for at fair value in our financial statements. The primary drivers of the derivative value include estimated prepayment activity on promotional loans that would trigger reimbursement from the TPOS to us and estimated excess yield above projected credit losses that would lead to performance fee payments from us to the TPOS. The credit risk of the third-party and discount rates used in the calculation also impact the value of the derivative. Changes in the fair value of the derivative are recorded as gains or losses in noninterest income. Additional details on the inputs to the derivative value can be found in Item 8. Financial Statements and Supplementary Data, Note 4 – Derivatives, in this Form 10-K.

●	Noninterest income each period includes amounts due during the period for interest reimbursement and amounts paid by the TPOS under the limited credit enhancement described above.
●	Noninterest expense each period includes actual amounts due during the period for Performance Fees and servicing fees as defined in our agreement with the TPOS.

In the fourth quarter of 2024, the Company made the decision to cease originating new loans under the Consumer Program, effective January 31, 2025 and moved a large portion of the portfolio, with an amortized cost of $133 million, to loans held for sale and marked them to the lower of cost or fair market value. The adjustment to fair market value resulted in additional provision expense and charge-offs of $20 million during the year ended December 31, 2024. The remaining portion of the portfolio of approximately $39 million remained classified as held for investment as of December 31, 2024. During the first quarter of 2025 the Company made the decision to retain until their maturity or payoff the loans previously transferred to held for sale. The loans were transferred back to held for investment at their then current amortized cost basis at the time of transfer, which included the previous fair market value adjustment as required by applicable accounting guidance.

We had $90 million and $152 million of loans outstanding in the Consumer Program, or 3% and 5% of our total gross loan portfolio, as of December 31, 2025 and 2024, respectively. As of December 31, 2025, all of the Consumer Program loans were in loans held for investment. As of December 31, 2024, $113 million was included in loans held for sale at lower of cost or market and $39 million in the consumer loans category in loans held for investment. Loans in the Consumer Program that are held for investment are included within the Consumer Loan category disclosures in in this 10-K. As of December 31, 2025, 3% of the loans, or $3 million, were in a promotional period, with 80% of these promotional loan periods ending through the second quarter of 2026.

OPERATIONAL HIGHLIGHTS

Executive Overview

We organized the core bank and lines of business in a way that we believe will drive premium operating results. Our strategy centers on growing earning assets back to previous levels after the sale of our Life Premium Finance division in January 2025, growing non-interest deposits, and achieving higher production and profitability in our retail mortgage business. We continued to execute successfully during 2025 on our strategies, which included the following key highlights:

Core Community Bank

●	The core Bank’s loan portfolio was essentially flat at $2.1 billion at December 31, 2025, compared to $2.2 billion at December 31, 2024. The core Bank has low concentrations of investor commercial real estate loans as a percentage of the overall loan portfolio.
●	The core Bank’s cost of deposits was 1.74% for the year ended December 31, 2025, compared to 2.15% for the year ended December 31, 2024. Approximately 23% of the core Bank’s deposit base at December 31, 2025, are noninterest bearing deposits.
●	The core Bank had zero brokered deposits and low utilization of FHLB borrowings at December 31, 2025.

Panacea Financial Division of the Bank

●	Outstanding loan balances grew 25% to $544 million during the year ended December 31, 2025 from $434 million as of December 31, 2024. The year-over-year growth was despite a $54 million loan sale in December 2025.
●	Outstanding deposits were $128 million as of December 31, 2025, up 38% from December 31, 2024.

Mortgage Warehouse

●	Outstanding loan balances as of December 31, 2025 were $318 million, up 398% from $64 million as of December 31, 2024.
●	Mortgage warehouse funded approximately 14% of the outstanding loans with associated customer noninterest bearing deposit balances, which totaled $29 million as of December 31, 2025.
●	Committed facilities were up 252% to $1.2 billion as of December 31, 2025, compared to $349 million as of December 31, 2024.

Primis Mortgage

●	Funded loan volume was $1.2 billion during the year ended December 31, 2025, up 50% from the year ended December 31, 2024.
●	Pre-tax income for PMC was $7 million and $6 million for the year ended December 31, 2025 and 2024, respectively. The year ended December 31, 2025 was impacted by approximately $1 million of personnel costs related to new production teams hired at the end of the first quarter of 2025.

Changes in the relationship with PFH during the first quarter of 2025 resulted in a determination to de-consolidate PFH as of March 31, 2025. The deconsolidation resulted in recognition of a $25 million gain during the year ended December 31, 2025, as a result of recording the fair value of our retained interest in common stock of PFH. As a result of the de-consolidation. we no longer include PFH’s financial results in our financial results after March 31, 2025. In June 2025, we sold a portion of our retained ownership in PFH common shares generating proceeds of $22 million and an additional gain during the year ended December 31, 2025 of $7 million. As of December 31, 2025, we continued to hold approximately 467 thousand shares in PFH recorded in our balance sheet at a fair value of $7 million.  PFH continues to work with the Panacea Financial Division of the Bank to originate loans, some of which the Bank will retain, and others which will be sold to investors and other financial institutions.

SUMMARY OF FINANCIAL RESULTS

Results of Operations Highlights

We experienced significant improvement in financial performance during the year ended December 31, 2025 compared to the year ended December 31, 2024. Net income available to common shareholders for the year ended December 31, 2025 totaled $61 million, or $2.49 basic and diluted earnings per share, compared to a net loss of $16 million, or $0.66 loss per basic and per diluted share, for the year ended December 31, 2024, resulting in an increase year-over-year of $78 million, or 481%. The key financial drivers of the improvement are noted in the following table with additional discussions following the table ($ in thousands).

Year Ended
December 31, 2025
compared to
December 31, 2024

Net interest income	$7,206
Provision for credit losses	38,332
Noninterest income	69,210
Noninterest expenses	(13,291)
Provision for income taxes	(18,951)
Noncontrolling interest	(4,858)
Net income attributable to Primis' common stockholders	$77,648

●	Net interest income increases were driven by declines in interest expenses in 2025 compared to 2024. The interest expense declines were driven by lower average deposit and borrowing balances combined with lower interest rates. During the year ended December 31, 2025 we also had lower average loan balances primarily as a result of the sale of the Life Premium Finance portfolio and significant interest income reversals on the Consumer Program loans due to higher credit losses on these loans, both of which drove interest income down compared to the prior year.
●	Net interest margin increased to 3.12% for the year ended December 31, 2025, compared to 2.86% for the year ended December 31, 2024. The significant driver of this increase were the changes in net interest income as noted above along with a 47 basis points decrease in our cost of funds, driven by the increase in average noninterest bearing deposits.
●	The provision for loan losses decrease during the year ended December 31, 2025 was driven by less reserves in the Consumer Program loan portfolio in 2025 due to higher reserves and charge-offs in 2024 along with enhanced loss mitigation efforts in 2025 that resulted in improved portfolio performance. The provision on the remaining loan portfolio was flat year over year due to a decline in provision related to $54 million of sold loan in December 2025, offset by higher provision on specific commercial and commercial real estate loans during the year.
●	Noninterest income increased during the year ended December 31, 2025 compared to 2024, primarily due to a $51 million gain on the sale-leaseback transaction in the fourth quarter of 2025 and from the $32 million gain on our PFH investment. There was also higher income from mortgage banking activity during the year ended December 31, 2025 compared to the same period in 2024. These gains were partially offset by a $14 million loss on sale of investment securities due to the portfolio restructuring during the fourth quarter of 2025 and a $3 million decline in Consumer Program income primarily due to ending loan originations under the program in January 2025 along with less promo loans ending their promo period in 2025 compared to 2024.
●	The sale-leaseback transaction was undertaken to monetize branch real estate, increase on-balance-sheet liquidity, and provide additional financial flexibility to support our strategic growth initiatives while maintaining continued operational control of our branch locations. The transaction specifically allows us to reallocate capital held on real estate assets to higher-earning assets like loans and securities. The sale-leaseback will add to our operating expenses in future years, but we believe the deployment of the funds received in the transaction into interest earning assets will compensate for the future increase in lease expense.

●	Noninterest expense increased during the year ended December 31, 2025 compared to 2024 primarily driven by higher personnel costs due to growth in PMC, Mortgage Warehouse, and the Panacea Division of the Bank. We also had higher FDIC insurance assessments and higher occupancy expenses due to increased lease costs in 2025. These were partially offset by fraud losses in 2024 that did not reoccur in 2025, lower miscellaneous lending expenses, and lower core deposit intangible amortization.

Balance Sheet Highlights

●	Total assets increased 10% as of December 31, 2025 when compared to December 31, 2024, primarily due to growth in loans driven by lending at PMC, Mortgage Warehouse, and the Panacea Division.
●	Total LHFI as of December 31, 2025 were $3.3 billion, an increase of $396 million, or 14%, from December 31, 2024. The increase was led by growth in the Mortgage Warehouse loans of $254 million and Panacea Division loans of $110 million since December 31, 2024.
●	Total deposits were $3.4 billion at December 31, 2025, compared to $3.2 billion at December 31, 2024, with growth centered in noninterest bearing demand deposits that grew $116 million, or 26%. Growth was partially driven by increases in deposit account balances in Mortgage Warehouse and the Panacea Division. We had no wholesale deposit funding at December 31, 2025.
●	The ratio of gross loans (excluding loans held for sale) to deposits increased to 96.7% at December 31, 2025, from 91.1% at December 31, 2024.
●	Allowance for credit losses to total loans was down 46 basis points to 1.40% as of December 31, 2025, compared to 1.86% as of December 31, 2024. The decline was driven by improved expected performance in the Consumer Program portfolio due to the significant decline in promotional loans that drove prior credit losses along with enhanced loss mitigation efforts during 2025. The improvement was also impacted by a changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements and the sales of Panacea Division loans.
●	Asset quality declined from year end with nonperforming assets as a percentage of total assets (excluding SBA guarantees) at 2.03% as of December 31, 2025, compared to 0.29% as of December 31, 2024, a 174 basis point change. This decline was primarily driven by one commercial real estate loan and one commercial relationship comprised of two loans that were placed on nonaccrual in 2025. We have individual reserves on these loans of approximately 18% and are actively working with the borrowers to facilitate a return to performing status.
●	Our capital ratios continued to exceed requirements to be considered well capitalized as of December 31, 2025, with increases in Common Equity Tier 1 and Tier 1 capital ratios of 62 and 59 basis points, respectively, compared to December 31, 2024 and decrease in total risk-based capital of 13 basis points, compared to December 31, 2024.

RESULTS OF OPERATIONS

Net Income (Loss)

Net income available to common shareholders for the year ended December 31, 2025 totaled $61 million, or $2.49 basic and diluted earnings per share, compared to net loss of $16 million, or $0.66 loss per basic and per diluted share, for the year ended December 31, 2024. The results reflect an increase in noninterest income of $69 million, primarily due to a $51 million gain on a sale-leaseback transaction, $32 million in gains on our investment in PFH, and an increase of $8 million in mortgage banking income, partially offset by a $15 million loss on investment portfolio restructuring in the fourth quarter of 2025. We also had $38 million less provisions for credit losses primarily driven by improvement in the Consumer Program loan portfolio and a $7 million increase in our net interest income driven by lower interest expenses in the current year on deposits and borrowings. These increases were partially offset by an increase in noninterest expenses of $13 million driven primarily by higher personnel costs due to growth in PMC, Mortgage Warehouse, and the Panacea Division of the Bank and an increase in income tax provisions of $19 million from higher pre-tax earnings.  Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

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

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Year Ended
	December 31, 2025			December 31, 2024
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollar amounts in thousands)
Assets
Interest-earning assets:
Loans held for sale	$142,973	$7,406	5.18%	$85,485	$5,571	6.52%
Loans, net of deferred fees (1) (2)	3,089,537	181,499	5.87%	3,231,206	194,369	6.02%
Investment securities	240,463	7,569	3.15%	245,323	7,213	2.94%
Other earning assets	100,591	3,968	3.94%	82,757	3,816	4.61%
Total earning assets	3,573,564	200,442	5.61%	3,644,771	210,969	5.79%
Allowance for credit losses	(43,872)			(50,530)
Total non-earning assets	289,253			293,074
Total assets	$3,818,945			$3,887,315

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$824,985	$17,794	2.16%	$772,099	$18,695	2.42%
Money market accounts	760,971	20,534	2.70%	829,331	26,923	3.25%
Savings accounts	873,794	29,880	3.42%	825,129	33,462	4.06%
Time deposits	326,331	11,229	3.44%	421,058	16,582	3.94%
Total interest-bearing deposits	2,786,081	79,437	2.85%	2,847,617	95,662	3.36%
Borrowings	139,714	9,577	6.85%	169,912	11,085	6.52%
Total interest-bearing liabilities	2,925,795	89,014	3.04%	3,017,529	106,747	3.54%
Noninterest-bearing liabilities:
Demand deposits	473,734			441,520
Other liabilities	40,681			36,422
Total liabilities	3,440,210			3,495,471
Primis common stockholders' equity	375,740			373,613
Noncontrolling interest	2,996			18,231
Total stockholders' equity	378,735			391,844
Total liabilities and stockholders' equity	$3,818,945			$3,887,315
Net interest income		$111,428			$104,222
Interest rate spread			2.57%			2.25%
Net interest margin			3.12%			2.86%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $111 million for the year ended December 31, 2025, compared to $104 million for the year ended December 31, 2024. Net interest income increased as a result of interest-bearing liability costs declining more than the decline in interest-earning asset income which was significantly impacted by the sale of the Life Premium Finance loan portfolio and income reversals on charged-off Consumer Program loans. Our net interest margin for the year ended December 31, 2025 was 3.12%, compared to 2.86% for the year ended December 31, 2024. Margin increased by 26 basis points primarily from higher net interest income on lower average interest-earning assets over those periods.

●	Average earning assets decreased $71 million, or 2%, primarily due to a decline in average total loans of $84 million, or 3%. Decline in average loan balances was driven primarily by the sale of approximately $400 million of our Life Premium Finance loan portfolio in the fourth quarter of 2024 and the decision to run-off the remaining retained life premium finance loans and the decline in average balances of Consumer Program loans of $102 million due to a combination of charge-offs and paydowns. These average loan balance declines were partially offset by continued growth of average Panacea Division loans of $138 million and Mortgage Warehouse loan of $153 million during the year ended December 31, 2025 compared to the same period in 2024. We also had growth in average loans held for sale at PMC of $57 million, or 67%
●	Average interest-bearing liabilities declined by $92 million largely due to maturing time deposits driving average time deposit balances down by $95 million. We also experienced declines in average money market accounts of $68 million, partially offset by growth in demand deposits of $53 million and savings balances of $49 million. The increase in demand deposits was driven by growth in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Rates on average interest-bearing deposits declined 51 basis points, in large part due to a decline in the Fed Funds borrowing rate during the year of 75 basis points, which influences our deposit pricing. Interest paid on average borrowings decreased by $2 million due to a decline of $30 million in average borrowings from the prior year.
●	Yields on average interest earning assets decreased 18 basis points driven by lower yields on LHFS and LHFI during the year ended December 31, 2025 compared to the same period in 2024. The sale of our life premium finance loans, which earned higher yields than our average loan portfolio yield, and the significant reversals of Consumer Program loan income due to charge-offs of promotional loans during the year ended December 31, 2025 drove the overall earning asset yield decline. The drop in benchmark lending rates since the year ended December 31, 2024 also impacted the decline as newer production was generally at lower rates in 2025 compared to 2024. Partially offsetting lower loan yields was an increase in yield on investments of 21 basis points during the year ended December 31, 2025 compared to same period in 2024 due to the normal paydowns of investments and reinvesting proceeds in higher yielding securities during the year. Yields on all of our interest bearing deposits declined meaningfully during the year ended December 31, 2025 compared to the year ended December 31, 2024, with declines of 26 to 64 basis points across the portfolio, primarily driven by the decline in benchmark borrowing rates by 75 basis points over that time.

The following table summarizes changes in net interest income attributable to changes in the volume of interest-earning assets and interest-bearing liabilities compared to changes in interest rates. The change in interest, due to both rate and volume, has been proportionately allocated between rate and volume.

	Year Ended
	December 31, 2025 vs. 2024
	Increase (Decrease)
	Due to Change in:
			Net
	Volume	Rate	Change

	(in thousands)
Interest-earning assets:
Loans held for sale	$2,978	$(1,143)	$1,835
Loans, net of deferred fees	(8,392)	(4,478)	(12,870)
Investment securities	(167)	523	356
Other earning assets	462	(310)	152

Total interest-earning assets	(5,119)	(5,408)	(10,527)

Interest-bearing liabilities:
NOW and other demand accounts	1,516	(2,417)	(901)
Money market accounts	(2,096)	(4,293)	(6,389)
Savings accounts	2,160	(5,742)	(3,582)
Time deposits	(3,429)	(1,924)	(5,353)
Total interest-bearing deposits	(1,849)	(14,376)	(16,225)
Borrowings	(2,110)	602	(1,508)
Total interest-bearing liabilities	(3,959)	(13,774)	(17,733)

Change in net interest income	$(1,160)	$8,366	$7,206

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

For the year ended December 31, 2025 and 2024, we had provision for credit losses of $12 million and $51 million, respectively. Decline in provision for credit losses for the year ended December 31, 2025 compared to December 31, 2024 was driven by higher provisions in 2024 primarily related to the Consumer Program loans. We had elevated credit losses during 2024 concentrated in the promotional portion of the Consumer Program portfolio that were largely originated between the third quarter of 2022 and first quarter of 2023 that were exiting their promotional period and defaulting. Due to the majority of these promotional loans ending their promotions in 2024 or the first quarter of 2025, significant reserving in 2024 for these loans, and coupled with our enhanced loss mitigation efforts in 2025, our provisioning for this portfolio was only $1 million during the year ended December 31, 2025, compared to $40 million during the year ended December 31, 2024.

Excluding the provisioning on the Consumer Program portfolio, our provision for credit losses on the remaining loan portfolio was flat year over year. The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

The following table presents the categories of noninterest income for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2025	2024	Change
Account maintenance and deposit service fees	$5,664	$5,784	$(120)
Income from bank-owned life insurance	1,785	2,410	(625)
Gains on Panacea Financial Holdings investment	32,342	—	32,342
Mortgage banking income	32,387	23,919	8,468
Gains on sale of loans	1,929	303	1,626
Gain on sale-leaseback	50,573	—	50,573
Loss on sales of investment securities	(14,777)	—	(14,777)
Gains on other investments	159	408	(249)
Gain on sale of Life Premium Finance portfolio, net of broker fees	—	4,723	(4,723)
Consumer Program derivative income	1,340	4,320	(2,980)
Other noninterest income	948	1,273	(325)
Total noninterest income	$112,350	$43,140	$69,210

Noninterest income increased 160% to $112 million for the year ended December 31, 2025, compared to $43 million for the year ended December 31, 2024. The increase in noninterest income was primarily driven by a $51 million gain on the sale-leaseback transaction in the fourth quarter of 2025 and the $32 million gain on our PFH investment, which comprised the gain on deconsolidation of PFH in the first quarter of 2025 and gain on the sale of a portion of our retained ownership in PFH and fair value adjustments in 2025 to the remaining common share investment retained. The increase was also driven partially by $8 million of higher income from mortgage banking activity during 2025 compared to 2024. The increase in mortgage banking income was due to higher gain on sale income driven by $922 million in loan sales during the year ended December 31, 2025 compared to $706 million of sales in 2024, a 31% increase. We also had $2 million of additional income in 2025 compared to 2024 due to gains on sales of loans. The largest portion of the gain in 2025 was due to the sale of $54 million of Panacea Division loans to another financial institution resulting in over $1 million of gains.

The increases were partially offset by a $15 million loss on sale on investment securities in the fourth quarter of 2025 that resulted from our decision to restructure the portfolio by selling securities at lower yields and purchasing securities earning higher yields, declines in Consumer Program derivative income, a $5 million gain on sale of our LPF portfolio in 2024, and income from bank-owned life insurance as a result of several one-time death benefit gains in 2024 that did not re-occur in 2025.

The decline in Consumer Program related income was a combination of less income earned from the third-party on origination of loans, which ended in January of 2025, and less reimbursement due to us when borrowers paid off their promotional loans before the end of the promotional period. These two items resulted in a combined decline of $5 million in income when comparing the year ended December 31, 2025 to the same period in 2024. Partially offsetting this decline was $2 million in lower derivative fair value losses during the year ended December 31, 2025 compared to 2024. The decline was a result of the promotional loan population declining at a faster pace during the year ended December 31, 2024 compared to the year ended December 31, 2025 and also because the promotional loan balances were at a lower starting point at the beginning of 2025 compared to January 1, 2024. Noninterest income from the Consumer Program is expected to be increasingly immaterial going forward as promotional loans have declined to only $3 million at the end of 2025 and we are no longer originating these loans.

Noninterest Expense

The following table present the major categories of noninterest expense for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Year Ended
	December 31,
(dollars in thousands)	2025	2024	Change
Salaries and benefits	$79,059	$66,615	$12,444
Occupancy expenses	6,864	5,415	1,449
Furniture and equipment expenses	7,488	7,327	161
Amortization of core deposit intangible	602	1,265	(663)
Virginia franchise tax expense	2,307	2,525	(218)
FDIC insurance assessment	3,731	2,549	1,182
Data processing expense	10,676	10,564	112
Marketing expense	2,156	1,906	250
Telephone and communication expense	1,272	1,312	(40)
Professional fees	10,877	10,384	493
Fraud losses	232	2,039	(1,807)
Miscellaneous lending expenses	2,599	3,280	(681)
Other operating expenses	11,072	10,463	609
Total noninterest expenses	$138,935	$125,644	$13,291

The higher salaries and benefits expense of $12 million for the year ended December 31, 2025 compared to the same period in 2024 was driven primarily due to additions of several lending teams at PMC, one of which is the top mortgage originator in the Nashville, TN market and the other is the fourth ranked VA lender in the country. These teams drove the salaries and benefits expense increase in 2025 due to their salary draws while they rebuilt their portfolios. These teams are ultimately expected to generate production that will exceed these initial salary draws, which should help to generate income that offsets the salary expenses in later periods. Increase in salaries and benefits was also from the growth in salaries and benefit expenses in the Panacea Division and Mortgage Warehouse businesses, each increasing $1 million when comparing the year-to-date periods in 2025 to 2024. Increase in salaries and benefits for the year ended December 31, 2025 also included $3 million related to restricted stock compensation expenses in 2025 compared to $1 million in 2024. The $2 million increase is a result of strong financial performance in 2025 along with improved expectations of future performance resulting in a higher expectation of issued restricted stock eventually vesting.

Occupancy expenses increased $1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increase in lease expenses driven by several additional leases in 2025, increased annual rent on existing leases, and one month of lease expense related to the new master lease for the 18 branches sold and leased back in December in the sale lease-back transaction.

FDIC insurance expense increased $1 million during the year ended December 31, 2025 compared to the same period in 2024 primarily due to an increase in our assessment base as a result of our financial restatements in 2024 and the changes in asset quality during 2025.

These expense increases were partially offset by TPOS vendor fraud in 2024 that did not reoccur, less core deposit intangible amortization that fully amortized by June 30, 2025, and lower miscellaneous lending expenses due to less loan collection costs and lower mortgage loan repurchase provisions in 2025 compared to 2024.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of December 31, 2025 and 2024 ($ in thousands):

	December 31,	December 31,
	2025	2024	Change
Total cash and cash equivalents	$143,607	$64,505	$79,102
Securities available-for-sale	171,377	235,903	(64,526)
Securities held-to-maturity	6,981	9,448	(2,467)
Loans held for sale, at fair value	166,066	83,276	82,790
Loans held for sale, at lower of cost or market	—	163,832	(163,832)
Net loans	3,237,800	2,833,723	404,077
Other assets	321,557	299,428	22,129
Total assets	$4,047,388	$3,690,115	$357,273

Total deposits	$3,395,585	$3,171,035	$224,550
Borrowings	139,487	116,991	22,496
Other liabilities	89,420	37,107	52,313
Total liabilities	3,624,492	3,325,133	299,359
Total equity	422,896	364,982	57,914
Total liabilities and equity	$4,047,388	$3,690,115	$357,273

LOAN PORTFOLIO

Loans Held for Sale

LHFS at fair value increased $81 million from December 31, 2024 to December 31, 2025 due to growth at PMC during the year and timing of origination and sale of loans at year end. LHFS at the lower of cost or market declined by $164 million primarily due to the sale of $51 million of LPF loans, paydowns of Consumer Program LHFS, and the transfer back to net loans of $102 million of Consumer Program loans in 2025 after the decision to retain these for the foreseeable future or until maturity.

Loans Held for Investment

Gross LHFI were $3.3 billion and $2.9 billion as of December 31, 2025 and 2024, respectively. The increase in loans held for investment was driven by growth of mortgage warehouse loans and Panacea Division commercial loans, both of which were the primary driver of the $362 million increase in commercial loans seen below. LHFI also increased in 2025 due to the transfer back from LHFS of Consumer Program loans into the consumer loans category of LHFI, resulting in $51 million more Consumer Program loans in LHFI at December 31, 2025 compared to December 31, 2024. The growth was partially offset by the sale of $54 million of commercial loans in the Panacea Division and loan paydowns during the year ended December 31, 2025 of loans secured by real estate. As of December 31, 2025 and 2024, over 50% of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans HFI portfolio consisted of the following as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$510,088	15.5%	$475,898	16.5%
Commercial real estate - non-owner occupied	567,091	17.3%	610,482	21.1%
Secured by farmland	3,408	0.1%	3,711	0.1%
Construction and land development	131,757	4.0%	101,243	3.5%
Residential 1-4 family	576,866	17.5%	588,859	20.4%
Multi- family residential	140,261	4.3%	158,426	5.4%
Home equity lines of credit	61,738	1.9%	62,954	2.2%
Total real estate loans	1,991,209	60.6%	2,001,573	69.2%

Commercial loans	970,492	29.6%	608,595	21.1%
Paycheck protection program loans	1,719	0.1%	1,927	0.1%
Consumer loans	315,407	9.6%	270,063	9.4%
Total Non-PCD loans	3,278,827	99.9%	2,882,158	99.8%
PCD loans	4,856	0.1%	5,289	0.2%
Total loans	$3,283,683	100.0%	$2,887,447	100.0%

The following table sets forth the contractual maturity ranges of our LHFI portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of December 31, 2025 ($ in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$29,094	$60,956	$36,770	$204,362	$128,943	$3,000	$46,963	$510,088
Commercial real estate - non-owner occupied	88,049	166,569	35,700	74,221	74,817	9,207	118,528	567,091
Secured by farmland	941	590	76	215	525	—	1,061	3,408
Construction and land development	77,226	12,322	36,053	—	6,114	—	42	131,757
Residential 1-4 family	28,260	43,681	17,589	20,669	38,541	66,075	362,051	576,866
Multi- family residential	52,874	30,555	28,904	—	6,122	—	21,806	140,261
Home equity lines of credit	2,603	131	6,814	28	686	106	51,370	61,738
Total real estate loans	279,047	314,804	161,906	299,495	255,748	78,388	601,821	1,991,209
Commercial loans	124,598	87,028	388,098	322,415	46,027	1,033	1,293	970,492
Paycheck protection program loans	1,719	-	—	—	—	—	—	1,719
Consumer loans	108,552	78,146	59,527	60,721	6,810	1,646	5	315,407
Total Non-PCD loans	513,916	479,978	609,531	682,631	308,585	81,067	603,119	3,278,827
PCD loans	2,332	1,108	88	—	957	371	—	4,856
Total loans	$516,248	$481,086	$609,619	$682,631	$309,542	$81,438	$603,119	$3,283,683

Our highest concentration of credit by loan type is in commercial real estate. As of December 31, 2025, 37% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. Commercial real estate loans are generally viewed as having a higher risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy, or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default.

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

The following table presents the composition of the industry classification for commercial real estate non-owner occupied loans as a percentage of total loans for the periods ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Commercial real estate - non-owner occupied
Hotel/ Motel	$163,487	28.8%	$190,077	31.1%
Office	131,638	23.2%	136,046	22.3%
Retail	80,918	14.3%	97,748	16.0%
Assisted living	54,382	9.6%	58,191	9.5%
Mixed use	44,626	7.9%	49,419	8.1%
Warehouse/ Industrial	20,691	3.6%	21,454	3.5%
Daycare/Schools/Churches	10,760	1.9%	8,851	1.4%
Self-storage	10,402	1.8%	5,833	1.0%
Leisure/Recreational	10,695	1.9%	4,598	0.8%
Other	39,492	7.0%	38,265	6.3%
Total Commercial real estate - non-owner occupied	$567,091	100.0%	$610,482	100.0%

The following table presents the composition of office portfolio loans for commercial real estate non-owner occupied loans, their loan count and their weighted average loan-to-value percentage as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025			December 31, 2024
Commercial real estate - non-owner occupied - Office Portfolio (1)	Loan count	Amount	Weighted Average Loan-to-Value	Loan count	Amount	Weighted Average Loan-to-Value
Commercial medical office	10	$9,303	66.7%	5	$7,020	66.9%
Commercial office building	28	108,586	65.9%	31	110,675	66.3%
Commercial office/ warehouse	12	13,749	36.8%	12	18,351	37.8%
Total	50	$131,638	62.9%	48	$136,046	62.5%

The shift to work-from-home and hybrid work environments has caused a decreased utilization of office space. As such, we have additional monitoring for our exposure to office space, within our non-owner occupied commercial real estate portfolio, including periodic credit risk assessment of expiring office leases for most of the office portfolio. We do not currently finance large, high-rise, or major metropolitan central business district office buildings, and the office portfolio is generally in suburban markets with good occupancy levels that have improved from last year.

Consumer Program Loans

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of December 31, 2025, which is only originated at fixed rates ($ in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Total Consumer Program Loans (1)	$325	$25,797	$64,613	$6,263	$96,998
(1)	Does not include $7 million of remaining fair market value adjustments related to the original $20 million write-down of the portfolio when transferred to LHFS as of December 31, 2024.

The following table describes the period over which our Consumer Program loans that are currently in a no interest promotional period will exit that promotional period and begin to amortize. All these promotional loans generally amortize over four years from the date they exit the promotional period if not prepaid before the end of the promotional period ($ in thousands):

	Amount ending	Amount ending
	No Interest	No Interest	Total outstanding
	Promotional Period in	Promotional Period in	Promotional
	next 6 months	7-12 months	as of 12/31/25
Consumer Program Loans	$2,240	$566	$2,806

During the year ended December 31, 2025, $36 million of Consumer Program loans either paid off during the no interest promotional period or converted to amortizing at the end of the promotional period. As of December 31, 2025, 94% of Consumer Program loans outstanding are current, 4% are past due 1-30 days, and the remaining 2% are past due greater than 30 days.

ASSET QUALITY

Nonperforming Assets

The following table presents a comparison of nonperforming assets as of December 31, 2025 and 2024 ($ in thousands):

	December 31,	December 31,
	2025	2024
Nonaccrual loans	$84,823	$15,026
Loans past due 90 days and accruing interest	1,713	1,713
Total nonperforming assets	$86,536	$16,739

SBA guaranteed amounts included in nonperforming loans	$4,482	$5,921

Allowance for credit losses to total loans	1.40%	1.86%
Allowance for credit losses to nonaccrual loans	54.09%	357.53%
Allowance for credit losses to nonperforming loans	53.02%	320.94%
Nonaccrual to total loans	2.59%	0.52%
Nonperforming assets excluding SBA guaranteed loans to total assets	2.03%	0.29%

Nonperforming assets increased $70 million, or 417%, as of December 31, 2025 compared to December 31, 2024, which was driven by an increase in nonaccrual loans. The increase in nonaccrual was primarily due to the addition of one commercial real estate loan with a $40 million amortized cost balance that was past due 60- 90 days as of December 31, 2025 and one commercial relationship comprised of two loans totaling $24 million in amortized cost that was nonaccruing, but not past due as of December 31, 2025.

The commercial real estate loan is delinquent due to turnover in tenant occupancy on the underlying office asset leading to reduced lease income. Leasing activity has become more stabilized in the DC market, and the asset is seeing strong interest in new lease negotiations. We have a lien on the underlying collateral which is Class A office space in a desirable location in northern Virginia. The borrower is actively seeking new tenants for vacant office space in the building.  We assess expected credit losses on this loan individually and have a $7 million individual reserve against the loan, or 18% of its amortized cost balance, as of December 31, 2025.

The commercial loans were placed on nonaccrual early in the third quarter of 2025. The loans were utilized originally by the customer to support a business acquisition into an existing business. Stabilization of operations had a longer trajectory than originally forecast. The company became profitable at the end of 2024 and has shown steady improvement during 2025. We have subsequently entered into a forbearance agreement with the borrower who is satisfactorily performing under the terms of agreement as of December 31, 2025. We assess expected credit losses on this loan individually and obtained a third-party valuation of the business in 2025 to assist in determining the $5 million individual reserve against the loan, or 20% of its amortized cost balance, as of December 31, 2025.

We identify potential problem loans based on loan portfolio credit quality. We define our potential problem loans as internally rated as substandard or worse, less total nonperforming assets noted above. As of December 31, 2025, our potential problem loans totaled $60 million.

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

Our loan portfolio losses and delinquencies have been primarily limited by our underwriting standards and portfolio management practices. Whether losses and delinquencies in our portfolio will increase significantly depends upon the value of real estate securing the loans and economic factors, such as the overall economy, rising or elevated interest rates, historically high or persistent inflation, and recessionary concerns.

Loan Review

We rely on a combination of first and second line of defense processes to measure the overall quality of our loan portfolio. From a first line perspective, each loan is assigned a risk rating ranging from one to nine, with loans closer to a rating of one having less risk. This risk rating scale is our primary credit quality indicator that is reviewed periodically by management, while delinquency status is a secondary risk indicator we also monitor. From a second line of defense perspective, we have a loan review function independent of credit administration that reports to the Company’s CRO and performs a risk-based review of a sample of commercial loans and loan relationships to evaluate credit quality and adherence to underwriting standards.

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

The following table sets forth the allowance for credit losses allocated by loan category and the percentage of loans in each category to total loans at the dates indicated ($ in thousands):

	As of December 31,		As of December 31,
	2025		2024
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Credit	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$5,682	15.5%	$5,899	16.5%
Commercial real estate - non-owner occupied	15,329	17.3%	6,966	21.1%
Secured by farmland	30	0.1%	20	0.1%
Construction and land development	748	4.0%	1,203	3.5%
Residential 1-4 family	6,852	17.5%	6,819	20.4%
Multi- family residential	1,368	4.3%	1,620	5.4%
Home equity lines of credit	428	1.9%	533	2.2%
Commercial loans	11,197	29.6%	10,794	21.1%
Paycheck Protection Program loans	—	0.1%	—	0.1%
Consumer loans	4,249	9.6%	19,625	9.4%
PCD loans	—	0.1%	245	0.2%
Total	$45,883	100.0%	$53,724	100.0%

The following table presents an analysis of the allowance for credit losses for the periods indicated ($ in thousands):

	For the Year Ended December 31,
	2025	2024
Balance, beginning of period	$53,724	$52,209
Provision charged to operations:
Total provisions	12,289	50,621
Recoveries credited to allowance:
Commercial real estate - owner occupied	—	31
Residential 1-4 family	—	2
Home equity lines of credit	5	3
Commercial loans	—	20
Consumer loans	14,198	1,873
Total recoveries	14,203	1,929
Total	80,216	104,759
Loans charged off:
Residential 1-4 family	72	8
Home equity lines of credit	—	9
Commercial loans	935	926
Consumer loans	33,326	50,092
Total loans charged-off	34,333	51,035
Net charge-offs	20,130	49,106
Balance, end of period	$45,883	$53,724

Net charge-offs to average loans, net of unearned income	0.65%	1.48%

We believe that the allowance for credit losses as of December 31, 2025 is sufficient to absorb future expected credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for credit losses in future periods if the results of their reviews warrant additions to the allowance for credit losses.

Our allowance for credit losses was $46 million as of December 31, 2025, compared to $54 million as of December 31, 2024. The $8 million decrease was driven by $29 million in net charge-offs during the year ended December 31, 2025, primarily a result of Consumer Program loans, and less provision for credit losses. Our provision for credit losses decreased $38 million during the year ended December 31, 2025 compared to the same periods in 2024, primarily related to improved performance in the Consumer Program portfolio as a result of the significant decline in promotional loans that drove prior credit losses and a changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements. Partially offsetting these declines were specific provisions for expected credit losses of $7 million on the individually evaluated commercial real estate loan that was 60 - 90 days past due and proactively placed on nonaccrual during the year ended December 31, 2025.  Additional discussion of the change in the provision for credit losses is included in this MD&A in the “Provision for Credit Losses” section.

Net charge-offs were primarily related to the Consumer Program portfolio during the year ended December 31, 2025 and 2024. During the year ended December 31, 2025, we charged off $18 million, net of recoveries, in the Consumer Program portfolio. Comparatively, during the year ended December 31, 2024, we charged off $46 million, net of recoveries. The majority of these charge-offs related to loans originated from the third quarter of 2022 through the first quarter of 2023 where we experienced significant credit weaknesses. Included in Consumer Program net charge-offs during 2025 were $13 million of recoveries related to charge-offs taken as of December 31, 2024 to record the loans at the lower of cost or market when we made the decision to move a substantial portion of the loans to HFS. As previously discussed, we subsequently decided to retain the loans and they were moved back into LHFI at their then amortized cost balance inclusive of the prior charge-offs. When excluding the Consumer Program net charge-offs, we had net charge-offs of $2 million and $3 million during the year ended December 31, 2025 and 2024, respectively, on the remainder of our LHFI portfolio.

We have experienced a majority of our losses in the Consumer Program on promotional loans originated in the third quarter of 2022 through the first quarter of 2023. Our allowance methodology for the Consumer Program was updated during the year ended December 31, 2024 to consider promotional loan maturity, especially around these earlier vintages, and amount of first payment defaults with eventual charge-off, which was a key driver to the heightened overall charge-offs in 2024.  Almost all of these earlier vintages have since ended their promotional period and began to amortize prior to December 31, 2025. As a result, we believe that any remaining loans in these older vintages, along with newer vintage promotional loans that end their promotional period over the next four quarters have been considered in our reserving methodology based on our loss experience from 2024 to the first quarter of 2025 with the earlier vintage promotional loans. Additionally, we have also implemented enhanced loss mitigation efforts that include working with promotional loan borrowers both prior to the end of the promotional period and once a borrower defaults in order to maximize collectability. A combination of these factors, along with the remaining balance of promotional loans of only $3 million, resulted in our lower provisioning for the year ended December 31, 2025 and lower ending allowance balance at December 31, 2025.

As of December 31, 2025, the principal balance outstanding of Consumer Program loans was $97 million, excluding a $7 million discount as a result of our prior decision to market a majority of the portfolio for sale, which has since been moved back to LHFI and will be run-off over time. These loans are accounted for like our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on this portfolio plus the discount amounts to $8 million as of December 31, 2025. As of December 31, 2025, 94% of the outstanding principal balance was current, resulting in 148% coverage by the aggregate allowance and discount of the non-current principal balances.

INVESTMENT SECURITIES

Our investment securities portfolio provides us with required liquidity and collateral to pledge to secure public deposits, certain other deposits, advances from the FHLB, and repurchase agreements.

Our investment securities portfolio is managed by our CFO, who has significant experience in this area, with the concurrence of our ALCO. In addition to our CFO (who is the chairman of the ALCO) this committee is comprised of outside directors and other senior officers of the Bank, including but not limited to our CEO and Treasurer. Investment management is performed in accordance with our investment policy, which is approved annually by the Board of Directors. Our investment policy authorizes us to invest in:

●	GNMA, FNMA and the FHLMC residential MBS and CMBS
●	Collateralized mortgage obligations
●	U.S. Treasury securities
●	SBA guaranteed loan pools
●	Agency securities
●	Obligations of states and political subdivisions
●	Corporate debt securities, with rated securities at investment grade
●	CLOs

MBS are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by agency/ GSEs such as the GNMA, FNMA and FHLMC. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

CMOs are bonds that are backed by pools of mortgages. The pools can be GNMA, FNMA or FHLMC pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated. The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

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

AFS and HTM investment securities totaled $178 million as of December 31, 2025, a decrease of 27% from $245 million as of December 31, 2024, primarily due to sale of $144 million in book value of investment securities during 2025, improvement in unrealized losses on AFS securities and paydowns, maturities, and calls of the AFS and HTM investments over the past year, partially offset by purchases of AFS securities during that time. We recognized no credit impairment charges related to credit losses on our HTM investment securities during the year ended December 31, 2025. We decided to sell the $144 million of investment securities in 2025 as an opportunity to restructure the portfolio into better yielding investments over the long-term, taking advantage also of gains during the year in the sale-leaseback and PFH transactions to offset the $15 million of realized losses upon sale of the securities. The average coupon of the aggregate investments sold was 2.98% and we partially replaced the $144 million of sold investments with $75 million of par value AFS securities with an average coupon of 4.22%.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. AFS investment securities are reported at fair value, and HTM investment securities are reported at amortized cost ($ in thousands).

	December 31,	December 31,
	2025	2024
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$71,806	$91,407
Obligations of states and political subdivisions	5,778	29,705
Corporate securities	6,579	15,080
Residential government-sponsored collateralized mortgage obligations	63,807	56,390
Government-sponsored agency securities	—	13,836
Agency commercial mortgage-backed securities	16,965	22,178
SBA pool securities	6,442	7,307
Total	$171,377	$235,903

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$5,462	$7,760
Obligations of states and political subdivisions	1,519	1,519
Residential government-sponsored collateralized mortgage obligations	—	169
Total	$6,981	$9,448

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

For additional information regarding investment securities refer to “Item 8. Financial Statements and Supplementary Data, Note 2 - Investment Securities” in this Form 10-K.

The following table sets forth the amortized cost, fair value, and weighted average yield of our investment securities by contractual maturity as of December 31, 2025. Weighted average yield is calculated as the tax-equivalent yield on a pro rata basis for each security based on its relative amortized cost. Yields on tax-exempt securities have been computed on a tax-equivalent basis. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties ($ in thousands).

	Investment Securities Available-for-Sale
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due less than one year	$795	$791	2.16%
Due after one year through five years	1,355	1,358	5.15%
Due after five years through ten years	2,965	2,562	2.38%
Due after ten years	1,205	1,067	3.60%
	6,320	5,778	3.16%
Corporate securities
Due after one year through five years	5,000	4,786	8.05%
Due after five years through ten years	2,000	1,793	4.50%
	7,000	6,579	7.03%
Residential government-sponsored mortgage-backed securities
Due after one year through five years	2,975	3,002	4.55%
Due after five years through ten years	7,083	6,597	2.93%
Due after ten years	62,120	62,207	4.47%
	72,178	71,806	4.33%
Residential government-sponsored collateralized mortgage obligations
Due after five years through ten years	11,999	12,268	5.31%
Due after ten years	51,217	51,539	4.96%
	63,216	63,807	5.03%
Agency commercial mortgage-backed securities
Due less than one year	619	618	1.53%
Due after one year through five years	1,637	1,434	0.97%
Due after five years through ten years	10,584	9,341	1.53%
Due after ten years	6,173	5,572	1.47%
	19,013	16,965	1.46%
SBA pool securities
Due after one year through five years	517	512	4.87%
Due after five years through ten years	4,090	4,048	4.24%
Due after ten years	1,892	1,882	6.20%
	6,499	6,442	4.87%
	$174,226	$171,377	4.36%

	Investment Securities Held-to-Maturity
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
Obligations of states and political subdivisions
Due after one year through five years	$1,014	$993	2.59%
Due after five years through ten years	505	500	2.70%
	1,519	1,493	2.63%
Residential government-sponsored mortgage-backed securities
Due after five years through ten years	2,002	1,911	2.45%
Due after ten years	3,460	3,156	2.49%
	5,462	5,067	2.48%
	$6,981	$6,560	2.51%

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

We compete for deposits through our banking branches with competitive pricing coupled with personalized service, as well as nationally through advertising and our online digital banking platform.  We leverage technology as a differentiator in the marketplace, including with our V1BE fulfillment offering.  V1BE is an app-based delivery service that allows customers to order a variety of banking services that would normally require an in-person visit to a branch.  The service is particularly popular with small business customers that generally have fewer employees and are more sensitive to the amount of time consumed by dispatching an employee to a branch on a regular basis. As of December 31, 2025, more than $200 million of deposits were supported by V1BE with approximately $30 million of checking accounts associated with customers that use the service every week.

Total deposits increased by $224 million, or 7%, to $3.4 billion as of December 31, 2025 from $3.2 billion at December 31, 2024. The mix of deposits changed during the year ending December 31, 2025, including an increase in lower-cost demand, NOW deposit balances and savings balances of $306 million, offset by a decline in money market and time deposit account balances of $82 million. The driver of the increase in 2025 was due to the growth of noninterest bearing and lower cost interest bearing deposit accounts generated by our local banking footprint as well as our Panacea and Mortgage Warehouse divisions that have focused on this deposit growth to cost-effectively fund their loan growth. We had no wholesale deposit funding at December 31, 2025 or 2024.

Approximately $1.0 billion of our total deposits at both December 31, 2025 and December 31, 2024 are from our digital banking platform with a substantial portion of these deposits from customers outside of our local branch footprint.  Deposits were flat year-over-year on this platform as we managed rates paid on these deposits during the Federal Reserve’s rate cutting cycle in the latter half of 2025.  As of December 31, 2025, approximately 83% of the customers on the digital platform have been with us for at least two years.

Our deposits are diversified in type and by underlying customers and lack significant concentration in any type of customer (i.e. commercial, consumer, government) or industry. Deposits are net of excess amounts we sweep off balance sheet to manage liquidity. Deposits swept off our balance sheet were $137 million as of December 31, 2024, compared to none as of December 31, 2025.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit accounts that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $943 million, or 28% of total deposits at the Bank, as of December 31, 2025.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2025 and 2024 ($ in thousands):

	2025		2024
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$473,734		$441,520
Interest-bearing deposits:
Savings accounts	873,794	3.42%	825,129	4.06%
Money market accounts	760,971	2.70%	829,331	3.25%
NOW and other demand accounts	824,985	2.16%	772,099	2.42%
Time deposits	326,331	3.44%	421,058	3.94%
Total interest-bearing deposits	2,786,081	2.85%	2,847,617	3.36%
Total deposits	$3,259,815		$3,289,137

The variety of deposit accounts we offer allows us to be competitive in obtaining funds and in responding to the threat of disintermediation (the flow of funds away from depository institutions such as banking institutions into direct investment vehicles such as government and corporate securities). Our ability to attract and maintain deposits, and the effect of such retention on our cost of funds, has been, and will continue to be significantly affected by the general economy and market rates of interest.

The following table sets forth the maturities of certificates of deposit of $100 thousand and over as of December 31, 2025 ($ in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$73,482	$58,421	$67,078	$21,230	$220,211

Other Borrowings

Other borrowings can consist of FHLB borrowings, federal funds purchased, secured borrowings due to failed loan sales, and repo transactions that mature within one year, which are secured transactions with customers. Other borrowings consist of the following as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Total FHLB advances	$25,000	$—
Secured borrowings	14,773	17,195
Securities sold under agreements to repurchase	3,552	3,918
Total	$43,325	$21,113

Weighted average interest rate on FHLB advances at year end	4.94%	—%

For the years ended December 31,	2025	2024
Average outstanding balance	$43,522	$54,492
Average interest rate during the year	4.98%	5.37%

Maximum month-end outstanding balance	$184,760	$168,677

We borrow funds on a short-term basis to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter-term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time, as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of December 31, 2025 and 2024, we had $25 million and no FHLB borrowings, respectively. The FHLB borrowings at December 31, 2025 are short-term borrowings that were obtained in October 2025 primarily to fund increased loan growth and were repaid in the first quarter of 2026. As of December 31, 2025, we had $319 million unused and available FHLB lines of credit as well as $484 million of available credit with the FRB, secured by excess collateral pledged to the FHLB and FRB in the form of loans and investment securities.

We had secured borrowings of $15 million and $17 million as of December 31, 2025 and 2024, respectively. The Company transferred zero and $1 million in principal balance of loans to another financial institution in 2025 and 2024, respectively, that were treated as secured borrowings. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. We retained the servicing of the loans that were transferred and accordingly receive principal and interest from the borrower as contractually required and transfer the interest to the other financial institution net of our contractually agreed upon servicing fee. The loans transferred have an average maturity of approximately ten years, which will be the time over which the principal balance of the loans in our balance sheet and secured borrowings will pay down, absent borrower prepayments. For additional information on secured borrowings refer to “Item 8. Financial Statements and Supplementary Data, Note 10 –Securities Sold Under Agreements To Repurchase And Other Borrowings” in this Form 10-K.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 400 basis points, measured in 100 basis point increments) as of December 31, 2025 and 2024. All changes are within our Asset/Liability Risk Management Policy guidelines ($ in thousands).

	Sensitivity of EVE
	As of December 31, 2025
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$580,061	$(92,337)	(13.73)%	14.33%	137.16%
Up 300	609,258	(63,140)	(9.39)%	15.05%	144.07%
Up 200	635,000	(37,398)	(5.56)%	15.69%	150.16%
Up 100	665,294	(7,104)	(1.06)%	16.44%	157.32%
Base	672,398	—	—%	16.61%	159.00%
Down 100	664,487	(7,911)	(1.18)%	16.42%	157.13%
Down 200	636,039	(36,359)	(5.41)%	15.71%	150.40%
Down 300	589,701	(82,697)	(12.30)%	14.57%	139.44%
Down 400	496,404	(175,994)	(26.17)%	12.26%	117.38%

	Sensitivity of EVE
	As of December 31, 2024
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$438,490	$(68,444)	(13.50)%	11.88%	120.14%
Up 300	451,722	(55,212)	(10.89)%	12.24%	123.77%
Up 200	464,410	(42,524)	(8.39)%	12.59%	127.24%
Up 100	493,213	(13,721)	(2.71)%	13.37%	135.13%
Base	506,934	—	—%	13.74%	138.89%
Down 100	509,055	2,121	0.42%	13.80%	139.47%
Down 200	493,913	(13,021)	(2.57)%	13.38%	135.33%
Down 300	469,048	(37,886)	(7.47)%	12.71%	128.51%
Down 400	435,781	(71,153)	(14.04)%	11.81%	119.40%

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

During the year ended December 31, 2025, we implemented enhancements to our interest rate risk modeling framework, which impacted the NII sensitivity modeling results as of December 31, 2025 seen below. The enhancements include the adoption of non-linear beta and decay assumptions, which reflect industry best practices for modeling deposit behaviors and rate sensitivities. As a result of these changes, the Bank’s overall interest rate risk profile shifted toward a more neutral position.  Additionally, the Bank has also steadily increased its portfolio of floating-rate mortgage warehouse loans during the year ended December 31, 2025, which when combined with the modeling enhancements increased our asset sensitivity compared to year end as seen in each of the shock scenarios as of December 31, 2025. The results below are within our ALM Policy guidelines as of December 31, 2025 and 2024 ($ in thousands).

	Sensitivity of NII
	As of December 31, 2025
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$138,460	$12,036
Up 300	135,719	9,295
Up 200	132,912	6,488
Up 100	130,888	4,464
Base	126,424	—
Down 100	122,521	(3,903)
Down 200	117,838	(8,586)
Down 300	113,697	(12,727)
Down 400	109,356	(17,068)

	Sensitivity of NII
	As of December 31, 2024
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$95,367	$(15,874)
Up 300	98,941	(12,300)
Up 200	102,472	(8,769)
Up 100	107,370	(3,871)
Base	111,241	—
Down 100	114,126	2,885
Down 200	114,960	3,719
Down 300	115,205	3,964
Down 400	115,736	4,495

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

LIQUIDITY AND FUNDS MANAGEMENT

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits is not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to, borrowing from the FHLB and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and anticipated principal repayments refer to the discussion previously in “Deposits and Other Borrowings” and “Item 8. Financial Statements and Supplementary Data, Note 10 – Securities Sold Under Agreements To Repurchase And Other Borrowings, Note 11 – Junior Subordinated Debt and Senior Subordinated Notes, and Note 15 – Financial Instruments With Off-Balance-Sheet Risk.”

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of December 31, 2025, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2025, we had no material commitments or long-term debt for capital expenditures.

CAPITAL RESOURCES

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2025, that we meet all capital adequacy requirements to which it is subject.

See “Item 1. Business, Supervision and Regulation—Capital Requirements” for more information.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards.

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	December 31,	December 31,
	Purposes	Well Capitalized (1)	2025	2024
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.80%	7.76%
Common equity tier 1 capital ratio	4.50%	n/a	9.36%	8.74%
Tier 1 risk-based capital ratio	6.00%	n/a	9.64%	9.05%
Total risk-based capital ratio	8.00%	n/a	12.40%	12.53%

Primis Bank
Leverage ratio	4.00%	5.00%	9.74%	9.10%
Common equity tier 1 capital ratio	7.00%	6.50%	10.74%	10.78%
Tier 1 risk-based capital ratio	8.50%	8.00%	10.74%	10.78%
Total risk-based capital ratio	10.50%	10.00%	11.99%	12.04%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 3.99% as of December 31, 2025, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than the effects of changes in the general rate of inflation and changes in prices do. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Many factors impact interest rates, including the decisions of the FRB, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets. Like most financial institutions, changes in interest rates can impact our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, as well as the valuation of our assets and liabilities.

Our interest rate risk management is the responsibility of the Bank’s ALCO. The ALCO has established policies and limits for management to monitor, measure and coordinate our sources, uses and pricing of funds. The ALCO makes reports to the Board of Directors on a quarterly basis.

Seasonality and Cycles

We do not consider our commercial banking business to be seasonal.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amount recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. We had letters of credit outstanding totaling $20 million and $10 million as of December 31, 2025 and 2024, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee of Primis Financial Corp.

McLean, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Primis Financial Corp. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2026 expressed an adverse opinion.

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

Goodwill Impairment Evaluation – Bank Reporting Unit

As described in Note 1 and Note 8 to the consolidated financial statements, Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant for both reporting units, Primis Bank and Primis Mortgage. A step one quantitative assessment was performed as of September 30, 2025 to determine if the fair value of the reporting units were less than their carrying amount.  To determine the fair value of the reporting units, the Company utilizes a combination of valuation approaches: the comparable transactions approach, the control premium approach, the public market peers control premium approach, and the discounted cash flow approach.

We identified the evaluation of the quantitative assessment of goodwill impairment as of September 30, 2025 of the Bank reporting unit as a critical audit matter because of the significant auditor judgment, audit effort and specialized skills required to audit management’s judgments and subjective assumptions used in determining the fair value estimate, including evaluating the reasonableness of management’s cash flow projections used in the discounted cash flow approach.

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

The primary audit procedures we performed to address this critical audit matter included the following:

●	Testing the effectiveness of controls over the evaluation of the economic variable forecasts, including controls addressing:
o	Management’s review and approval of the economic variable forecasts.
o	Management’s review and approval of the results of the third-party model validation.
o	Management’s review of the reasonableness of the forecasted expected losses after applying the economic variable forecasts used in the calculation.

●	Substantively testing management’s process, including evaluating the judgments related to the economic variable forecasts, which included:
o	Evaluating the reasonableness of the selection of the economic scenarios and the probability weights applied in the economic scenarios.
o	Evaluating that the forecasted expected losses were appropriately applied in the economic variable forecasts used in the determination of the ACL for loans. The evaluation included the use of our internal specialists.

/s/ Crowe LLP

We have served as the Company's auditor since 2024.

Fort Lauderdale, Florida

March 16, 2026

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee of Primis Financial Corp.

McLean, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Primis Financial Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in Management’s Report on Internal Control Over Financial Reporting: lack of proper restrictions and review controls related to deposit account processing for the digital bank platform.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss) and comprehensive (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements") and our report dated March 16, 2026 expressed an unqualified opinion.  We considered the material weakness identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2025 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

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

/s/ Crowe LLP

Fort Lauderdale, Florida

March 16, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

Primis Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective adjustments to the segment reporting disclosures for the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), discussed in Notes 1 and 18 to the consolidated financial statements, the consolidated statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows of Primis Financial Corp. (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, before the effects of the retrospective adjustments to the Company’s segment reporting disclosures for the adoption of ASU 2023-07 discussed in Notes 1 and 18, the consolidated financial statements referred to above, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the Company’s segment reporting disclosures discussed in Notes 1 and 18, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those adjustments were audited by Crowe LLP.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Tysons, Virginia

October 15, 2024

PRIMIS FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$9,690	$8,059
Interest-bearing deposits in other financial institutions	133,917	56,446
Total cash and cash equivalents	143,607	64,505
Securities available-for-sale, at fair value (amortized cost of $174,226 and $262,632, respectively)	171,377	235,903
Securities held-to-maturity, at amortized cost (fair value of $6,560 and $8,602, respectively)	6,981	9,448
Loans held for sale, at fair value	166,066	83,276
Loans held for sale, at lower of cost or market	—	163,832
Total loans held for sale	166,066	247,108
Loans held for investment, collateralizing secured borrowings	14,843	17,287
Loans held for investment	3,268,840	2,870,160
Less: allowance for credit losses	(45,883)	(53,724)
Net loans	3,237,800	2,833,723
Stock in Federal Reserve Bank and Federal Home Loan Bank	14,185	13,037
Bank premises and equipment, net	6,070	19,432
Assets held for sale	776	5,497
Operating lease right-of-use assets	65,596	10,279
Cloud computing arrangement assets, net	5,239	8,065
Goodwill	93,459	93,459
Intangible assets, net	36	665
Bank-owned life insurance	68,969	67,184
Deferred tax assets, net	14,683	26,466
Consumer Program derivative asset	159	4,511
Investment in Panacea Financial Holdings, Inc. common stock	6,899	—
Other assets	45,486	50,833
Total assets	$4,047,388	$3,690,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$554,442	$438,917
Interest-bearing deposits:
NOW accounts	862,735	817,715
Money market accounts	740,886	798,506
Savings accounts	922,337	775,719
Time deposits	315,185	340,178
Total interest-bearing deposits	2,841,143	2,732,118
Total deposits	3,395,585	3,171,035
Securities sold under agreements to repurchase	3,552	3,918
Secured borrowings	14,773	17,195
FHLB advances	25,000	—
Junior subordinated debt	9,929	9,880
Senior subordinated notes	86,233	85,998
Operating lease liabilities	61,340	11,566
Other liabilities	28,080	25,541
Total liabilities	3,624,492	3,325,133
Commitments and contingencies (See Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,774,934 shares issued and 24,695,385 shares outstanding at December 31, 2025, and 24,722,734 shares issued and outstanding at December 31, 2024	247	247
Additional paid in capital	316,509	314,694
Retained earnings	109,617	58,047
Treasury stock, at cost. 79,549 shares at December 31, 2025 and zero shares at December 31, 2024	(807)	—
Accumulated other comprehensive loss	(2,670)	(21,232)
Total Primis stockholders' equity	422,896	351,756
Noncontrolling interests	—	13,226
Total stockholders' equity	422,896	364,982
Total liabilities and stockholders' equity	$4,047,388	$3,690,115

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Interest and dividend income:
Interest and fees on loans	$188,905	$199,940	$172,788
Interest and dividends on taxable securities	7,209	6,821	5,966
Interest and dividends on tax exempt securities	360	392	407
Interest and dividends on other earning assets	3,968	3,816	13,457
Total interest and dividend income	200,442	210,969	192,618
Interest expense:
Interest on deposits	79,437	95,662	83,690
Interest on other borrowings	9,577	11,085	10,217
Total interest expense	89,014	106,747	93,907
Net interest income	111,428	104,222	98,711
Provision for credit losses	12,289	50,621	32,540
Net interest income after provision for credit losses	99,139	53,601	66,171

Noninterest income:
Account maintenance and deposit service fees	5,664	5,784	5,733
Income from bank-owned life insurance	1,785	2,410	2,021
Gains on Panacea Financial Holdings investment	32,342	—	—
Mortgage banking income	32,387	23,919	17,645
Gains on sale of loans	1,929	303	—
Gain on sale-leaseback	50,573	—	—
Loss on sales of investment securities	(14,777)	—	—
Gains on other investments	159	408	184
Gain on sale of Life Premium Finance portfolio, net of broker fees	—	4,723	—
Consumer Program derivative income	1,340	4,320	18,120
Other noninterest income	948	1,273	1,547
Total noninterest income	112,350	43,140	45,250

Noninterest expenses:
Salaries and benefits	79,059	66,615	58,765
Occupancy expenses	6,864	5,415	6,239
Furniture and equipment expenses	7,488	7,327	6,381
Amortization of intangible assets	602	1,265	1,269
Virginia franchise tax expense	2,307	2,525	3,395
FDIC insurance assessment	3,731	2,549	2,929
Data processing expense	10,676	10,564	9,545
Marketing expense	2,156	1,906	1,819
Telephone and communication expense	1,272	1,312	1,507
Loss (gain) on bank premises and equipment and assets held for sale	191	(463)	476
Professional fees	10,877	10,384	4,641
Goodwill impairment	—	—	11,150
Fraud losses	232	2,039	3,311
Miscellaneous lending expenses	2,599	3,280	3,006
Other operating expenses	10,881	10,926	8,167
Total noninterest expenses	138,935	125,644	122,600
Income (loss) before income taxes	72,554	(28,903)	(11,179)
Income tax expense (benefit)	14,713	(4,238)	(1,067)
Net income (loss)	57,841	(24,665)	(10,112)
Net loss attributable to noncontrolling interests	3,602	8,460	2,280
Net income (loss) attributable to Primis' common stockholders	$61,443	$(16,205)	$(7,832)

Other comprehensive income:
Unrealized gain on available-for-sale securities	$9,161	$742	$5,250
Less: reclassification adjustment for losses on available-for-sale securities included in net income	14,719	—	—
Other comprehensive income, before tax	23,880	742	5,250
Income tax expense related to other comprehensive income	5,318	197	1,177
Other comprehensive income, net of tax	18,562	545	4,073
Comprehensive income (loss)	$80,005	$(15,660)	$(3,759)
Earnings (loss) per share, basic	$2.49	$(0.66)	$(0.32)
Earnings (loss) per share, diluted	$2.49	$(0.66)	$(0.32)

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(dollars in thousands, except per share amounts)

						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - January 1, 2023	24,680,097	$246	$312,722	$101,850	$—	$(25,850)	$—	$388,968
Issuance of Panacea Financial Holdings stock, net of costs	—	—	—	—	—	—	23,712	23,712
Net loss	—	—	—	(7,832)	—	—	(2,280)	(10,112)
Other comprehensive income	—	—	—	—	—	4,073	—	4,073
Dividends on common stock ($0.40 per share)	—	—	—	(9,875)	—	—	—	(9,875)
Shares retired to unallocated	(1,033)	—	—	—	—	—	—	—
Stock option exercises	13,500	—	146	—	—	—	—	146
Restricted stock granted	13,000	1	—	—	—	—	—	1
Restricted stock forfeited	(12,392)	—	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(32)	—	—	—	—	(32)
Stock-based compensation expense	—	—	712	—	—	—	—	712
Balance - December 31, 2023	24,693,172	$247	$313,548	$84,143	$—	$(21,777)	$21,432	$397,593
Net loss	—	—	—	(16,205)	—	—	(8,460)	(24,665)
Other comprehensive income	—	—	—	—	—	545	—	545
Dividends on common stock ($0.40 per share)	—	—	—	(9,891)	—	—	—	(9,891)
Shares retired to unallocated	(354)	—	—	—	—	—	—	—
Stock option exercises	19,000	—	210	—	—	—	—	210
Restricted stock forfeited	(1,000)	—	—	—	—	—	—	—
Repurchase of restricted stock	—	—	(4)	—	—	—	—	(4)
Restricted stock units vested	11,916	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	940	—	—	—	—	940
Other net changes in noncontrolling interests	—	—	—	—	—	—	254	254
Balance - December 31, 2024	24,722,734	$247	$314,694	$58,047	$—	$(21,232)	$13,226	$364,982
Net income (loss)	—	—	—	61,443	—	—	(3,602)	57,841
Other comprehensive income	—	—	—	—	—	18,562	—	18,562
Panacea Financial Holdings, Inc. deconsolidation	—	—	—	—	—	—	(9,624)	(9,624)
Dividends on common stock ($0.40 per share)	—	—	—	(9,873)	—	—	—	(9,873)
Stock option exercises	1,200	—	15	—	—	—	—	15
Restricted stock granted	51,000	—	—	—	—	—	—	—
Repurchase of common stock	(79,549)	—	—	—	(807)	—	—	(807)
Stock-based compensation expense	—	—	1,800	—	—	—	—	1,800
Balance - December 31, 2025	24,695,385	$247	$316,509	$109,617	$(807)	$(2,670)	$—	$422,896

See accompanying notes to consolidated financial statements.

PRIMIS FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$57,841	$(24,665)	$(10,112)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	9,355	8,928	9,093
Net amortization of premiums and (accretion of discounts)	297	41	(583)
Provision for credit losses	12,289	50,621	32,540
Proceeds from sales of loans originated to sell	—	—	52,744
Purchases of cloud computing arrangement assets	(278)	(364)	(2,913)
Net change in mortgage loans held for sale	11,862	18,329	(28,301)
Net gains on mortgage banking	(32,387)	(23,919)	(17,645)
Net gains on sale of loans	(1,929)	(303)	(583)
Loss (gain) on bank premises and equipment and assets held for sale	191	(463)	476
Earnings on bank-owned life insurance	(1,785)	(1,707)	(1,602)
Gain on bank-owned life insurance death benefit	—	(703)	(419)
Stock-based compensation expense	2,904	940	712
Gain on sale-leaseback of bank premises	(50,573)	—	—
Loss on sales of investment securities	14,777	—	—
Gains on Panacea Financial Holdings investment	(32,342)	—	—
Gains on other investments	(159)	(408)	(184)
Gain on sale of Life Premium Finance portfolio, net of broker fees	—	(4,723)	—
Goodwill impairment	—	—	11,150
Deferred income tax expense (benefit)	6,466	(4,268)	(3,699)
Net change in fair value of Consumer Program derivative	4,352	6,295	(11,279)
Net decrease (increase) in other assets	5,150	(218)	(12,345)
Net increase (decrease) in other liabilities	4,736	(3,883)	11,768
Net cash and cash equivalents provided by operating activities	10,767	19,530	28,818
Investing activities:
Proceeds from sales of investment securities	129,013	—	—
Purchases of securities available-for-sale	(92,083)	(43,066)	(15,211)
Proceeds from paydowns, maturities and calls of securities available-for-sale	37,416	35,592	27,561
Proceeds from paydowns, maturities and calls of securities held-to-maturity	1,173	2,174	1,836
Net (increase) decrease in FRB and FHLB stock	(1,148)	1,209	11,569
Net change in loans held for investment	(426,315)	(311,540)	(338,397)
Proceeds from sales of loans initially originated to be held for investment	113,727	417,544	—
Proceeds from bank-owned life insurance death benefit	—	3,264	2,476
Proceeds from sales of bank premise and equipment and assets held for sale	2,308	3,927	—
Proceeds from sale-leaseback of bank premises	56,875	—	—
Purchases of bank premises and equipment, net	(1,734)	(1,194)	(1,924)
Proceeds from sale of Panacea Financial Holdings investment	22,091	—	—
Proceeds from sale of other investment	432	—	—
Net decrease (increase) in other investments	30	387	(666)
Net cash and cash equivalents (used in) provided by investing activities	(158,215)	108,297	(312,756)
Financing activities:
Net increase (decrease) in deposits	215,003	(99,120)	547,688
(Decrease) increase in securities sold under agreements to repurchase	(366)	874	(3,401)
(Repayments of) increases in secured borrowings, net	(2,422)	(3,198)	20,393
Repayment of short-term FHLB advances	—	(30,000)	(295,000)
Cash dividends paid on common stock	(9,873)	(9,891)	(9,875)
Repurchase of common stock	(807)	—
Proceeds from exercised stock options	15	210	146
Repurchase of restricted stock	—	(4)	(31)
Increase in short-term FHLB advances	25,000	—
Other net changes in noncontrolling interest	—	254	—
Issuance of Panacea Financial Holdings stock, net of costs	—	—	23,712
Net cash and cash equivalents provided by (used in) financing activities	226,550	(140,875)	283,632
Net change in cash and cash equivalents	79,102	(13,048)	(306)
Cash and cash equivalents at beginning of period	64,505	77,553	77,859
Cash and cash equivalents at end of period	$143,607	$64,505	$77,553
Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Interest	$89,585	$107,197	$91,817
Income taxes	$(483)	$2,336	$5,755
Supplemental schedule of noncash activities:
Initial recognition of operating lease right-of-use assets	$56,783	$1,366	$5,311
Loans held for sale transferred to held for investment	$101,568	$—	$—
Loans held for investment transferred to loans held for sale, at lower of cost or market	$—	$163,832	$—
Assets held for sale transferred to other assets	$2,220	$—	$4,042
Deconsolidation of Panacea Financial Holdings, Inc.	$9,624	$—	$—

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

As of December 31, 2025, Primis Bank had 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Headquartered in McLean, Virginia, the Company has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. PMC, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry. PFH was deconsolidated from the Company on March 31, 2025, as further discussed below in “PFH Deconsolidation and Sale of Shares”. The operating results of PFH were included in the Company’s consolidated operating results through March 31, 2025.

The accounting policies and practices of Primis and its subsidiaries conform to GAAP and follow general practices within the banking industry. Material policies and practices are described in this footnote.

Principles of Consolidation

The consolidated financial statements include the accounts of Primis and its subsidiaries, Primis Bank and PMC. The results of operations for PFH are included in the Company’s results of operations until its deconsolidation as of March 31, 2025, as further described below. Significant inter-company accounts and transactions have been eliminated in consolidation. Primis consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Primis holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Primis owns EVB Statutory Trust I (the “Trust”), which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Primis.

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

PFH Deconsolidation and Sale of Shares

On December 21, 2023, PFH completed a $25 million Series B financing round led by a global venture capital firm. As part of the financing round, Primis acquired approximately 19% of PFH’s common stock for an immaterial purchase price due to previous operating losses in the Bank’s Panacea Financial Division. The Company performed an analysis and determined that PFH was a VIE because it lacks one or more of the characteristics of a voting interest entity. The Company’s analysis further determined that it had a controlling financial interest in PFH due to the substantial historical activities between PFH and the Bank’s Panacea Financial Division combined with the limited activities of PFH outside of its relationship with Primis. Further, there were employees of Primis that historically carried out substantially all of the activities of PFH. Accordingly, the Company determined it was the primary beneficiary of PFH and consolidated it as of December 31, 2023.

As of March 31, 2025, the three primary executives of PFH resigned from their positions as management-level employees of Primis’ Panacea Financial Division of the Bank. Additionally, Primis and PFH amended their partnership agreement as of March 31, 2025 to allow PFH more control over the type and amount of lending it can perform through the Bank. As a result of these changes in the relationship between the Company and PFH, a re-assessment of PFH under the VIE accounting guidance was performed. The Company determined that PFH continues to be a VIE because it lacks one or more of the characteristics of a voting interest entity. However, as of March 31, 2025, the Company has determined, based on the relationship changes described above, that it was no longer the primary beneficiary of the VIE because it no longer has the power to direct the activities that most significantly impact the VIE’s economic performance. Accordingly, the Company deconsolidated PFH as of March 31, 2025. The Company determined that as of December 31, 2025, no circumstances have changed that would result in a change to the Company’s prior conclusion.

Upon deconsolidation, the Company performed an analysis of its two million common share investment in PFH. The Company determined that based on a combination of its level of voting share ownership (19% of total outstanding voting shares), along with meaningful continued involvement in PFH’s lending and operating activities, the investment met the requirements to be accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. As of the time of deconsolidation and initial application of ASC 323, the Company decided to elect the FVO allowed under ASC 323 and accounted for its investment in PFH common stock as of March 31, 2025 at fair value under ASC 825, Financial Instruments. The FVO is irrevocable and must be used in all future periods following election.

For the year ended December 31, 2025, the Company recognized a gain from deconsolidation of PFH of $25 million, which is recorded in the income statement in “Gains on Panacea Financial Holdings investment” within noninterest income. The gain resulted from recognition, as of the deconsolidation date of March 31, 2025, of the Company’s retained interest in PFH common stock of $21 million, at fair value, and the deconsolidation as of the same date of noncontrolling interest in PFH of $10 million and PFH’s net assets of $6 million. The Company engages a third-party valuation specialist to perform a valuation of the Company’s PFH common shares as of each reporting period, including as of December 31, 2025. The valuation of PFH common stock includes an assessment of the value of PFH primarily using an income approach leveraging a discounted cash flow technique. Key inputs and assumptions in the valuation included projected financial growth of PFH driven by future loan growth assumptions, growth in new services offerings of PFH, and cost savings from fundings provided by customer growth.

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

Following deconsolidation, the Company determined that any transactions between the Company and PFH would be related party transactions under relevant accounting guidance. The primary transactions between the Company and PFH relate to quarterly payments between the parties driven by financial performance of loans originated through the Division of the Bank. As of December 31, 2025, the Company had a payable of $490 thousand included within other liabilities on the balance sheet related to this payment due to PFH. As of December 31, 2025, the Company did not hold any assets on its balance sheet related to PFH that could be used by PFH to settle their obligations. The Company does not have an obligation to provide any future monetary support to PFH. The maximum exposure to loss as of December 31, 2025 as a result of continued involvement with PFH is the common stock investment of $7 million and any potential credit losses on loans originated in the division of the Bank as discussed above.

On June 12, 2025, the Company signed a non-binding term sheet to sell a portion of its retained ownership in PFH common shares after the deconsolidation that generated proceeds to the Company of $22 million. Following the sale of these shares, the Company continued to hold approximately 467 thousand shares in PFH. As of December 31, 2025, the fair value of the Company’s PFH common stock is $7 million, as determined through the use of the valuation specialist and is recorded in the consolidated balance sheet.  For the year ended December 31, 2025, the Company recorded gains of

$8 million in the income statement in “Gains on Panacea Financial Holdings investment” within noninterest income related to the sale of PFH common shares and fair value adjustments on its remaining investment.

Disposition of the Life Premium Finance Division

On October 24, 2024, the Company entered into a purchase and assumption agreement with EverBank, N.A. (“EverBank”) for the sale of the Company’s Life Premium Finance division (“LPF”). EverBank acquired LPF from the Company, except for a subset of mostly fixed rate and rate-capped loans that were retained by the Bank. All of the LPF operations, including its employees, were assumed by EverBank following the close of the transaction, which took place in two parts. EverBank acquired approximately $370 million of loans from the division at a $6 million premium at the first close on October 31, 2024. Between the first and second closing on January 31, 2025, EverBank purchased loans generated by the division in ordinary course at par. The Bank provided interim servicing from the first closing until the transition of the business at the final closing when EverBank began servicing the purchased loans and serviced the Bank’s retained portfolio for the duration of the portfolio. From the first closing through December 31, 2024, the Bank sold approximately $400 million of loans and related accrued interest and recorded a pre-tax gain of $5 million, net of advisory and legal fees. As of December 31, 2024, the Bank had an additional $51 million of loans to be sold to EverBank which were recorded in loans held for sale at the lower of cost or market. The Bank subsequently sold approximately $64 million of additional loans at par to EverBank (inclusive of the loans in held for sale at year end) from January 1, 2025 through the second closing on January 31, 2025 at no additional gains.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities and its investment in PFH common stock, the credit impairment of investment securities, the mortgage banking derivatives, interest rate swap derivatives, Consumer Program derivatives, the valuation of goodwill, and deferred tax assets. Management monitors and continually reassess these at each reporting period.

Investment Securities

Securities Available-for-Sale and Held-to Maturity

Debt securities that Primis has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.

Securities classified as available-for-sale are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains or losses arising from sale, call, or maturity of the securities are reclassified from accumulated other comprehensive income (loss) into noninterest income in the consolidated income statement at the time of sale, call, or maturity. During the year ended December 31, 2025, the Company restructured its investment portfolio resulting in the sale of $144 million in book value and realization of $15 million in losses previously recorded as part of other comprehensive income (loss). The realized loss on the sale from restructure of the portfolio is recorded in noninterest income during the year ended December 31, 2025, in “Loss on sales of investment securities”.

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

Non-marketable Equity Securities

Primis has various investments that are considered to be non-marketable equity securities that do not have a readily determinable fair value. Equity securities with no recurring market value data available are reviewed periodically and any observable market value change is adjusted through net income. Primis evaluates these non-marketable equity securities for impairment and recoverability of the recorded investment by considering positive and negative evidence, including the profitability and asset quality, dividend payment history and recent redemption experience. Impairment is assessed at each reporting period and if identified, is recognized in noninterest income.

Other non-marketable investments include stock acquired for regulatory purposes. The Bank is a member of the FHLB system and members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also required to own FRB stock with a par value equal to 6% of capital. FHLB and FRB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of the par value. Both cash and stock dividends are reported as income.

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

Other loans that the Company has the intent to sell at the balance sheet date have been recorded in loans held for sale, at lower of cost or market. LPF loans as of December 31, 2024 that were originated with the intent to sell to EverBank, as previously discussed, are recorded in held for sale at their par value of $50.7 million, which is the price EverBank paid to purchase the loans in 2025. The Company also made the decision as of December 31, 2024 to sell a majority of its Consumer Program loans, although a buyer had not yet been identified. These loans were transferred to held for sale as of December 31, 2024 and were marked-to-market based on third party bid prices received in its initial marketing efforts for the portfolio. The total transferred to held for sale was $113.2 million which was net of the mark on the portfolio of $20.0 million which was taken in accordance with bank regulatory and U.S. GAAP guidance as a charge to the allowance for credit losses, resulting in the same amount recorded in the provision for credit losses in the consolidated income statement for the year ended December 31, 2024. During 2025, the Company decided it would retain to maturity the Consumer Program Loans it had recorded in held for sale as of December 31, 2024, and transferred the loans back to held for investment at their current book value at the time, which included the previous mark taken at the time of transfer to held for sale.

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

Other consumer loans are comprised of loans to individuals both unsecured and secured and home equity loans secured by real estate (closed and open-end), with repayment dependent on individual wages and other income. Other consumer loans also include Life Premium Finance loans and Panacea Financial consumer loans comprising of student loan refinancing and PRN loans. PRN loans may be utilized by graduating doctors to fund costs as they move into their chosen professions. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, may rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary. Losses in this portfolio are generally relatively low, however, due to the small individual loan size and the balance outstanding as a percentage of Primis’ entire portfolio. Also included in other consumer loans are the Consumer Program loans as more fully described below in the Third Party Originated and Serviced Consumer Loan Portfolio section of this footnote.

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

Third-Party Originated and Serviced Consumer Loan Portfolio

In the second half of 2021, the Company partnered with a TPOS to originate and service unsecured consumer loans through their proprietary point-of-sale technology (the “Consumer Program”).  Loan options under the Consumer Program include traditional fully-amortizing loans and promotional loans with no interest, or “same-as-cash”, features if the loan is fully repaid in the promotional window.  The loans are originated at par in the Bank’s name and have a term of 5 to 12 years with a much shorter effective life due to amortization and pay downs.

The Consumer Program is governed by multiple interrelated agreements including the loan agreement between the Bank and the customer and agreements with the TPOS. The structure of the Consumer Program is intended to generate loans that yields a targeted return to the Bank on a portfolio basis while also providing limited credit enhancement from the TPOS.  Key characteristics of the combined arrangement include:

●	The TPOS contributes funds to a reserve account at the time of origination to be used for future charge-offs if necessary.
●	When a promotional loan pays off prior to the end of the promotional period, the customer owes no interest on the loan and any interest accrued during the period is waived. In that event, the TPOS reimburses the Bank for the interest the customer otherwise would have paid if the promotional period did not exist.
●	Excess yield on the portfolio after realized charge-offs and above an agreed upon target rate due to the Bank is paid to the TPOS as a “Performance Fee.”
●	In the event charge-offs exceed the amount available as a Performance Fee, the TPOS remits a portion of current period origination fees to reimburse for losses and, if necessary, releases funds from the reserve account.
●	If charge-offs exceed the amounts above, they roll over to future periods to offset potential Performance Fees and subsequent reserve account fundings related to the portfolio.

Agreements with multiple counterparties, such as the customer and TPOS, are generally required to be accounted for separately in accordance with U.S. GAAP relevant to each unit of account even if the agreements are highly interrelated.  As a result, the Company accounts for the Consumer Program under multiple units of account as follows:

●	The loans and related revenue are accounted for consistent with the Company’s accounting for its other loans held for investment and are also included in the Company’s expected credit losses estimation process under CECL.
o	No interest income is recognized on promotional loans until the expiration of the promotional period. If the customer doesn’t pay off the loan prior to that expiration, deferred interest from the beginning of the loan becomes the obligation of the customer and is billed straight-line over the remaining life of the loan. The Company recognizes the accumulated deferred interest at the time of expiration discounted for the time value of money with the discount amortized over the remaining life of the loan.
●	The agreement that governs the Performance Fee and interest reimbursement from the TPOS meets the definition of a derivative financial instrument and is accounted for in accordance with ASC 815, Derivatives and Hedging. The derivative is accounted for at fair value in the Company’s Consolidated Balance Sheets in other assets or other liabilities with changes in fair value each period reported in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) within noninterest income. The primary drivers of the derivative value include estimated prepayment activity on promotional loans that would trigger reimbursement to the Company from the TPOS and estimated excess yield above projected credit losses that would lead to Performance Fee payments to the TPOS from the Company. Additional details on the inputs and assumptions used to determine the fair value of the derivative are discussed in Note 4 - Derivatives.
o	Noninterest income each period includes actual amounts received during the period for interest reimbursement and amounts paid by the TPOS under the limited credit enhancement described above.
o	Noninterest expense each period includes actual amounts paid during the period for performance fees and servicing fees as defined in the agreement with the TPOS.

The Company had $90 million and $152 million of amortized cost balance of loans outstanding in the Consumer Program as of December 31, 2025 and 2024, respectively, or 3% and 5%, respectively of our total gross loan portfolio as of each date. As of December 31, 2024, $113 million was included in loans held for sale at lower of cost or market, and $39 million in the consumer loans category in loans held for investment. Loans in the Consumer Program are included within the Consumer Loan category disclosures in Note 3 - Loans and Allowance for Credit Losses. As of December 31, 2025, 3% of the loans, or $3 million, were in a promotional period, with 80% of these promotional loan periods ending through the second quarter of 2026.

In the fourth quarter of 2024, the Company made the decision to cease originating new loans under the Consumer Program effective January 31, 2025 and moved a large portion of the portfolio, with an amortized cost of $133 million, to loans held for sale and marked them to the lower of cost or fair market value. The adjustment to fair market value resulted in additional provision expense and charge-offs of $20 million during the year ended December 31, 2024. The remaining portion of the portfolio of approximately $39 million remained classified as held for investment as of December 31, 2024. During the first quarter of 2025 the Company made the decision to retain until their maturity or payoff the loans previously transferred to held for sale. The loans were transferred back to held for investment at their then current amortized cost basis at the time of transfer, which included the previous fair market value adjustment as required by applicable accounting guidance.

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

The Company retains servicing rights on the loans sold and records a servicing asset for each of the sold loans at the time of sale if certain criteria is met. Subsequent to the date of transfer, the Company can elect to measure servicing assets under the amortization method. Under the amortization method, servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of servicing assets is analyzed each reporting period and is adjusted to reflect changes in prepayment speeds, as well as other factors. Servicing assets are evaluated for impairment based on the fair value of those assets. Impairment is determined by assessing the servicing assets based on groupings of predominant risk characteristics, such as interest rate and loan type. If, by servicing asset grouping, the carrying amount of the servicing assets exceeds fair value, a valuation allowance is established through a charge to earnings. The valuation allowance is adjusted as the fair value changes. The Company recorded an immaterial amount of impairment of its servicing assets during the years ended December 31, 2025 and 2024. Servicing assets are included in other assets in the accompanying consolidated balance sheets. The Company also retains servicing rights on loans transferred under secured borrowings, but in accordance with GAAP does not record a servicing asset.

The principal balance of loans transferred during the years ended December 31, 2025 and 2024 that qualified as sales was $61 million and $392 million, respectively, while the principal balance transferred that was accounted for as secured borrowings was $0 million and $1 million, respectively. The Company recorded $0 million and $100 thousand of servicing assets during the year ended December 31, 2025 and 2024, respectively, in connection with the transfer of loans that qualified as sales. See Note 10 – Securities Sold Under Agreements to Repurchase and Other Borrowings – for additional information on transfers accounted for as secured borrowings.

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

In December 2025 the Company entered into an Agreement for Purchase and Sale of Property (the “Sale Agreement”) with entities affiliated with MountainSeed Real Estate Services, LLC and Fortress Investment Group (“Buyer”). The Sale Agreement provided for the sale to the Buyer of 18 properties owned and operated as retail banking branches of the Bank (the “Properties”) for an aggregate purchase price of approximately $58 million. Concurrent with the closing, Seller and FNLR Mud LLC (“Lessor”) entered into a master lease agreement (the “Lease Agreement”) for the Properties under which the Bank, as tenant, will lease each of the Properties from Lessor. The initial lease term shall be 20 years, which may be extended, at the Bank’s option, for an additional 20 year term. The Lease Agreement shall constitute a triple net lease under which the Bank as tenant shall be responsible for base rent for each of the Properties, which during the initial term shall be, in the aggregate, $5 million per annum (“Base Rent”) plus additional operational charges. Base Rent shall increase by 2% per annum for each year during the initial term and any renewal term. The transaction was accounted for as a sale-leaseback under applicable accounting guidance and the Company recorded a gain of $51 million within noninterest income in its consolidated income statement during the year ended December 31, 2025. The Company also recorded new right of use assets of $57 million and lease liabilities of $51 million in its consolidated balance sheet in December 2025 associated with the sale-leaseback transaction.

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

The Company performs its annual goodwill impairment analysis on September 30th of each year with the assistance of a third-party valuation specialist. Goodwill is required to be tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. The Company’s reporting units for goodwill are its two primary operating segments, Primis Bank and PMC. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. The Company completed the annual goodwill impairment testing for its two reporting units as of September 30, 2025 and concluded that the fair value of the reporting units was in excess of  their carrying amounts and no impairment charge was required. The Company performed a qualitative assessment to identify any triggering events as of  December 31, 2025 and determined there were not any triggering events that would indicate that it was not more likely than not that the fair value of either reporting unit was less than its carrying value.

To determine the fair value of the Bank and PMC reporting units, the Company utilizes a combination of three or four valuation approaches: the comparable transactions approach, the control premium approach, the public market peers control premium approach, and the discounted cash flow approach. The comparable transactions approach is based on pricing ratios recently paid in the sale or merger of comparable banking franchises; the control premium approach is based on the Company’s trading price, adjusted for holding company assets and an industry based control premium; the public market peers control premium approach is based on market pricing ratios of public banking companies adjusted for an industry based control premium; and the discounted cash flow approach considers the earnings and cash flows that a hypothetical acquirer could realize in an acquisition of the reporting unit. Assumptions that are used as part of these calculations include: the selection of comparable publicly-traded companies and selection of market comparable acquisition transactions. In addition, other assumptions include a discount rate, economic conditions that impact the assumptions related to interest and growth rates, the control premium associated with the reporting unit, and a relative weight given to the valuations derived by the valuation methods.

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

Cloud Computing Arrangement Assets

Primis engaged third-parties to define, design, and develop a new cloud-based banking core for the Company. The multiple phases of the cloud computing arrangement assets are assessed and reviewed as the software is placed into production. Total costs paid is capitalized upon initial launch and production rollout. Amortization is based on the estimated life of the core infrastructure as it relates to obsolescence, technology, competition, and the nature of changes in software. Operating costs such as monthly licensing, usage, and storage are expensed as incurred in data processing expense in our income statements. As of both December 31, 2025 and 2024, the Company had gross cloud computing arrangement assets of $15 million and accumulated amortization of $10 million and $7 million, respectively.

Impairment of Long-Lived Assets

Premises and equipment, cloud computing arrangement assets, right of use assets, and other long-term assets (other than goodwill and intangibles) are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Derivative Instruments

Derivatives are financial instruments that meet the criteria in ASC 815, Derivatives and Hedging, to be recognized as either freestanding or embedded derivatives. The Company’s derivatives are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value. Changes in the fair value of the derivatives are recorded through noninterest income in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Primis does not use derivative instruments for trading or speculative purposes.

Consumer Program Derivative

The Bank has an agreement with a third-party to originate and service consumer loans that are included in the Bank’s loan portfolio. The third-party provides a target return to the Company on the portfolio of loans and all interest received from borrowers above the target return is paid to the third-party as a performance fee. The third-party also provides reimbursement for lost interest when the borrower’s note has a promotional feature  that waives accrued interest if the loan is paid in full before the promotional period ends and credit support to the Company in periods when the target return on the portfolio is not achieved. This agreement to pay the third-party performance fees and to receive reimbursement of waived interest and certain credit support meets the definition of a derivative financial instrument. As of December 31, 2025 and 2024, the Company recorded an asset of immaterial value and $5 million, respectively, in its Consolidated Balance Sheets in the line “Consumer Program derivative asset”. See Note 4 - Derivatives, for additional information about the derivative and the assumptions used to determine its value.

Mortgage Banking Derivatives and Financial Instruments

Mortgage loan commitments known as IRLCs that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives accounting guidance in ASC 815, Derivatives and Hedging. Loan commitments that are classified as derivatives are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

TBA is a contract to buy or sell mortgage-backed securities on a specific date while the underlying mortgages are not announced until just prior to settlement. These TBA trades provide an economic hedge against the effect of changes in interest rates resulting from interest rate lock commitments. TBAs are accounted for under the derivatives accounting guidance in ASC 815, Derivatives and Hedging when either of the following conditions exist: (i) when settlement of the TBA trade is not expected to occur at the next regular settlement date (which is typically the next month) or (ii) a mechanism exists to settle the contract on a net basis. As a result, these instruments are recorded at fair value on the consolidated balance sheets as other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the income statements. The fair value of the TBA trades is based on the gain or loss that would occur if the Company were to pair-off the trade at the measurement date.

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

As of December 31, 2025, the Company recorded an asset of $2 million and liability of $1 million in its Consolidated Balance Sheets in other assets and other liabilities, respectively, related to IRLCs, TBAs, and forward loan sale commitments (“mortgage banking derivatives”). As of December 31, 2024, the Company recorded an asset of $1 million and no liability in its Consolidated Balance Sheets in other assets and other liabilities, respectively, related to IRLCs, TBAs, and mortgage banking derivatives. See Note 4 - Derivatives for further discussion and assumptions used to value the derivatives.

Interest Rate Swaps

The Company is subject to interest rate risk exposure in the normal course of business through its core lending operations. Primarily to help mitigate interest rate risk associated with its loan portfolio, the Company entered into interest rate swaps in May and August 2024 with a large U.S. financial institution as the counterparty. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in benchmark interest rates, such as Prime or the SOFR. Interest rate swaps subject the Company to market risk associated with changes in interest rates, changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company’s interest rate swaps are pay-fixed and receive-floating whereby the Company receives a variable rate of interest based on SOFR.

The Company’s interest rate swaps meet the definition of derivative instruments under ASC 815, Derivatives and Hedging, and are accounted for both initially and subsequently at their fair value. The Company assessed the derivative instruments at inception and determined they met the requirements under ASC 815 to be accounted for as fair value hedges. Fair value hedge relationships mitigate exposure to the change in fair value of the hedged risk in an asset, liability or firm commitment. The Company’s interest rate swaps are fair value hedges that are accounted for using the portfolio layer method, which allows the Company to hedge the interest rate risk of prepayable loans by designating as the hedged item a stated amount of two separate and distinct closed portfolios of consumer and commercial loans that are expected to be outstanding for the designated hedge periods. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instruments, as well as the gains and losses attributable to the change in fair value of the hedged items, are recognized in interest income in the same income statement line item with the hedged item in the period in which the change in fair value occurs. The corresponding adjustment to the hedged asset or liability are included in the basis of the hedged items, while the corresponding change in the fair value of the derivative instruments are recorded as an adjustment to other assets or other liabilities, as applicable. The Company presents interest rate swaps on the balance sheets on a net basis when a right of offset exists, based on transactions with a single counterparty and any cash collateral paid to and/or received from that counterparty are subject to legally enforceable master netting arrangements. As of December 31, 2025, the gross amounts of interest rate swap derivative assets and liabilities were $100 thousand and $300 thousand, respectively, and are recorded net in other assets in the consolidated balance sheet. As of December 31, 2024, the gross amounts of interest rate swap derivative assets and liabilities were $1 million and $300 thousand, respectively, and are recorded net in other assets in the consolidated balance sheets.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$690,274	$150,178	$178	$818,375	$249,190	$(810)

One of the Company’s interest rate swaps matured in 2025 and the remaining two interest rate swaps mature in May and August of 2026. Additional information on derivative instruments can be found in Note 5 – Fair Value.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs expensed during the year ended December 31, 2025, 2024, and 2023 were $2 million in each year.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized tax benefits during the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of December 31, 2025 and 2024.

Restrictions on Cash

No regulatory reserve or clearing requirements with the FRB were needed as of December 31, 2025 and 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires annual disclosure of certain information relating to the rate reconciliation, income taxes paid by jurisdiction, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU also eliminates certain requirements relating to unrecognized tax benefits and certain deferred tax disclosure relating to subsidiaries and corporate joint ventures. The Company adopted the ASU prospectively and applied the enhanced disclosures to the current year disclosures, as required by the ASU, in this year’s financial statements. See Note 12 - Income Taxes, for additional information.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) – Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU modifies the Topic 805 framework for identifying the accounting acquirer in certain business combinations when the legal acquiree is a VIE. Existing guidance states the primary beneficiary is the accounting acquirer of a VIE in a business combination even if Topic 805’s general factors used to identify the accounting acquirer (which apply to other business combinations) suggest that the transaction would otherwise be a reverse acquisition. This ASU modifies existing guidance by limiting situations in which entities must identify the primary beneficiary as the accounting acquirer in certain business combinations and requiring entities to consider the general factors in Topic 805 when a business combination involving a VIE is primarily affected through exchanging equity interests. The ASU is to be applied prospectively to annual and interim reporting periods beginning after December 15, 2026 for all entities, with early adoption permitted. The Company does not believe this standard will have a material impact on its consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU expands the population of contracts that are excluded from the scope of derivative accounting. It also clarifies that the revenue guidance in ASC 606 initially applies to share-based noncash consideration received from a customer for the transfer of goods or services. The ASU adds a scope exception from derivative accounting for nonexchange traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The ASU also clarifies that the revenue guidance in ASC 606 applies initially to share-based noncash consideration (e.g., shares, share options or other equity instruments) received from a customer for the transfer of goods or services. The guidance in other ASCs, including derivatives (ASC 815) and equity securities (ASC 321), is not applied unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional under ASC 606. The ASU allows entities to adopt the guidance either prospectively or on a modified retrospective basis. The ASU is effective for the Company starting in annual and interim periods beginning after December 31, 2026, with early adoption permitted. The Company is currently assessing the potent impact of adoption of this ASU on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326) – Purchased Loans. This ASU expands the use of the gross-up method to certain acquired loans beyond those that are purchased financial assets with credit deterioration. The gross-up method records an allowance for credit losses at the acquisition date with an offsetting entry to the asset’s amortized cost basis. The ASU applies the gross-up method to acquired non- PCD assets that are ‘purchased seasoned loans’ and provides criteria for determining whether acquired loans qualify as purchased seasoned loans; for purchased seasoned loans, eliminates the Day 1-credit loss expense and reduces interest income recognized in subsequent periods; keeps the guidance for PCD assets unchanged; and results in narrow subsequent measurement differences between purchased seasoned loans and PCD assets. The amendments in ASU 2025-08 are effective for the Company for annual and interim reporting periods beginning after December 15, 2026, and can be adopted prospectively. Early adoption is permitted. The Company cannot predict the impact of applying this ASU on its consolidated financial statements when adopted in the future because it is dependent on future amounts of assets acquired that are within its scope at acquisition.

In December 2025, the FASB issued ASU 2025-11, Interim reporting (Topic 270) – Narrow-Scope Improvements. This ASU primarily amends FASB ASC 270, Interim Reporting, clarifying the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements. The amendments in ASU 2025-11 are effective for the Company for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU can be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the potent impact of adoption of this ASU on its consolidated financial statements.

2.          INVESTMENT SECURITIES

The amortized cost and fair value of AFS investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows ($ in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2025
Residential government-sponsored mortgage-backed securities	$72,178	$279	$(651)	$71,806
Obligations of states and political subdivisions	6,320	5	(547)	5,778
Corporate securities	7,000	—	(421)	6,579
Residential government-sponsored collateralized mortgage obligations	63,216	607	(16)	63,807
Agency commercial mortgage-backed securities	19,013	—	(2,048)	16,965
SBA pool securities	6,499	7	(64)	6,442
Total	$174,226	$898	$(3,747)	$171,377

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$105,655	$5	$(14,253)	$91,407
Obligations of states and political subdivisions	33,500	3	(3,798)	29,705
Corporate securities	16,000	—	(920)	15,080
Residential government-sponsored collateralized mortgage obligations	57,908	223	(1,741)	56,390
Government-sponsored agency securities	16,315	—	(2,479)	13,836
Agency commercial mortgage-backed securities	25,750	—	(3,572)	22,178
SBA pool securities	7,504	6	(203)	7,307
Total	$262,632	$237	$(26,966)	$235,903

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities HTM were as follows ($ in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2025
Residential government-sponsored mortgage-backed securities	$5,462	$2	$(397)	$—	$5,067
Obligations of states and political subdivisions	1,519	—	(26)	—	1,493
Total	$6,981	$2	$(423)	$—	$6,560

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2024
Residential government-sponsored mortgage-backed securities	$7,760	$2	$(764)	$—	$6,998
Obligations of states and political subdivisions	1,519	—	(75)	—	1,444
Residential government-sponsored collateralized mortgage obligations	169	—	(9)	—	160
Total	$9,448	$2	$(848)	$—	$8,602

During 2025, 2024 and 2023, AFS securities of $92 million, $43 million and $15 million, respectively, were purchased. No HTM investment securities were purchased in 2025, 2024 and 2023.

During the year ended December 31, 2025, the Company restructured its investment portfolio resulting in the sale of $144 million in book value of investment securities and realization of $15 million in losses that are recorded in noninterest income in the consolidated income statement. No investment securities were sold during 2024 or 2023.

The amortized cost and fair value of AFS and HTM investment securities as of December 31, 2025, by contractual maturity, are as follows ($ in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$795	$791	$—	$—
Due in one to five years	6,355	6,144	1,014	993
Due in five to ten years	4,965	4,355	505	500
Due after ten years	1,205	1,067	—	—
Residential government-sponsored mortgage-backed securities	72,178	71,806	5,462	5,067
Residential government-sponsored collateralized mortgage obligations	63,216	63,807	—	—
Agency commercial mortgage-backed securities	19,013	16,965	—	—
SBA pool securities	6,499	6,442	—	—
Total	$174,226	$171,377	$6,981	$6,560

Investment securities with a carrying amount of approximately $26 million and $141 million at December 31, 2025 and 2024, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta and repurchase agreements.

Management measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Regarding U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. Regarding securities issued by states and political subdivisions and other HTM securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of December 31, 2025 and 2024, Primis did not have a material allowance for credit losses on HTM securities.

As of December 31, 2025, there were 40 investment securities AFS that were in an unrealized loss position. The unrealized losses related to investment securities AFS relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit loss. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities AFS and HTM in a continuous unrealized loss position as of December 31, 2025 and 2024 by duration of time in a loss position ($ in thousands):

	Less than 12 months		12 Months or More		Total
December 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$27,502	$(43)	$4,802	$(608)	$32,304	$(651)
Obligations of states and political subdivisions	—	—	4,323	(547)	4,323	(547)
Corporate securities	—	—	6,579	(421)	6,579	(421)
Residential government-sponsored collateralized mortgage obligations	14,090	(16)	—	—	14,090	(16)
Agency commercial mortgage-backed securities	—	—	16,965	(2,048)	16,965	(2,048)
SBA pool securities	—	—	6,004	(64)	6,004	(64)
Total	$41,592	$(59)	$38,673	$(3,688)	$80,265	$(3,747)

	Less than 12 months		12 Months or More		Total
December 31, 2025	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$5,001	$(397)	$5,001	$(397)
Obligations of states and political subdivisions	—	—	913	(26)	913	(26)
Total	$—	$—	$5,914	$(423)	$5,914	$(423)

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$10,233	$(102)	$80,700	$(14,151)	$90,933	$(14,253)
Obligations of states and political subdivisions	2,060	(21)	26,642	(3,777)	28,702	(3,798)
Corporate securities	—	—	15,080	(920)	15,080	(920)
Residential government-sponsored collateralized mortgage obligations	16,488	(339)	14,739	(1,402)	31,227	(1,741)
Government-sponsored agency securities	—	—	13,836	(2,479)	13,836	(2,479)
Agency commercial mortgage-backed securities	—	—	22,178	(3,572)	22,178	(3,572)
SBA pool securities	4,359	(161)	2,426	(42)	6,785	(203)
Total	$33,140	$(623)	$175,601	$(26,343)	$208,741	$(26,966)

	Less than 12 months		12 Months or More		Total
December 31, 2024	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$6,927	$(764)	$6,927	$(764)
Obligations of states and political subdivisions	572	(8)	872	(67)	1,444	(75)
Residential government-sponsored collateralized mortgage obligations	—	—	160	(9)	160	(9)
Total	$572	$(8)	$7,959	$(840)	$8,531	$(848)

3.          LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Loans held for sale, at fair value	$166,066	$83,276
Loans held for sale, at lower of cost or market	—	163,832
Total loans held for sale	$166,066	$247,108

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$510,088	$475,898
Commercial real estate - non-owner occupied	567,091	610,482
Secured by farmland	3,408	3,711
Construction and land development	131,757	101,243
Residential 1-4 family	576,866	588,859
Multi-family residential	140,261	158,426
Home equity lines of credit	61,738	62,954
Total real estate loans	1,991,209	2,001,573

Commercial loans (2)	970,492	608,595
Paycheck Protection Program loans	1,719	1,927
Consumer loans	315,407	270,063
Total Non-PCD loans	3,278,827	2,882,158
PCD loans	4,856	5,289
Total loans held for investment	$3,283,683	$2,887,447
(1)	Includes $6 million and $6 million related to loans collateralizing secured borrowings as of December 31, 2025 and 2024, respectively.
(2)	Includes $9 million and $11 million related to loans collateralizing secured borrowings as of December 31, 2025 and 2024, respectively.

Loans held for sale, at the lower of cost or market

As of December 31, 2024, $113 million of Consumer Program loans and $51 million of life premium finance loans were included in loans held for sale, at the lower of cost or market, based on the Company’s decision to sell the loans. The life premium finance loans were sold during the year ended December 31, 2025. At March 31, 2025, the Company determined it would no longer sell the Consumer Program loans and has the intent and ability to hold these loans for the foreseeable future as it intends to run off the portfolio and therefore transferred the loans back to the consumer loans category within loans held for investment at their amortized cost of $102 million as of that date.

Consumer Program Loans

The Company has $90 million and $152 million of amortized cost balance of loans outstanding in the Consumer Program as of December 31, 2025 and 2024, respectively, or 3% and 5%, respectively, of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the consumer loans category disclosures in this footnote as of December 31, 2025. As of December 31, 2024, $113 million is included in loans held for sale, at the lower of cost or market, and $39 million in the consumer loans category in loans held for investment. As of December 31, 2025, 3% of the loans were in a promotional period requiring no payment of interest, with 80% of these promotional loan periods ending through the second quarter of 2026.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $18 million and $17 million as of December 31, 2025 and 2024, respectively, and is included in other assets in the consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of December 31, 2025 and 2024 ($ in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2025	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$5,187	$188	$1,412	$6,787	$503,301	$510,088
Commercial real estate - non-owner occupied	31,069	48,022	—	79,091	488,000	567,091
Secured by farmland	—	—	—	—	3,408	3,408
Construction and land development	12,259	407	—	12,666	119,091	131,757
Residential 1-4 family	2,071	498	2,274	4,843	572,023	576,866
Multi- family residential	1,544	—	—	1,544	138,717	140,261
Home equity lines of credit	80	58	—	138	61,600	61,738
Commercial loans	2,384	20,642	1,972	24,998	945,494	970,492
Paycheck Protection Program loans	3	—	1,714	1,717	2	1,719
Consumer loans	2,095	1,101	149	3,345	312,062	315,407
Total Non-PCD loans	56,692	70,916	7,521	135,129	3,143,698	3,278,827
PCD loans	—	—	—	—	4,856	4,856
Total	$56,692	$70,916	$7,521	$135,129	$3,148,554	$3,283,683

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2024	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$456	$52	$4,021	$4,529	$471,369	$475,898
Commercial real estate - non-owner occupied	9,539	4,290	—	13,829	596,653	610,482
Secured by farmland	—	—	—	—	3,711	3,711
Construction and land development	12	656	—	668	100,575	101,243
Residential 1-4 family	6,694	318	1,462	8,474	580,385	588,859
Multi- family residential	—	—	—	—	158,426	158,426
Home equity lines of credit	1,098	168	238	1,504	61,450	62,954
Commercial loans	24,101	1,279	1,954	27,334	581,261	608,595
Paycheck Protection Program loans	—	—	1,886	1,886	41	1,927
Consumer loans	6,625	7,013	—	13,638	256,425	270,063
Total Non-PCD loans	48,525	13,776	9,561	71,862	2,810,296	2,882,158
PCD loans	—		—	—	5,289	5,289
Total	$48,525	$13,776	$9,561	$71,862	$2,815,585	$2,887,447

The amortized cost, by class, of loans and leases on nonaccrual status as of December 31, 2025 and 2024, were as follows ($ in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2025	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$1,412	$472	$1,884	$559
Commercial real estate - non-owner occupied	—	39,841	39,841	360
Secured by farmland	—	275	275	275
Construction and land development	—	499	499	499
Residential 1-4 family	2,274	3,846	6,120	6,120
Home equity lines of credit	—	498	498	498
Commercial loans	1,972	31,661	33,633	8,661
Consumer loans	149	730	879	879
Total Non-PCD loans	5,807	77,822	83,629	17,851
PCD loans	—	1,194	1,194	1,193
Total	$5,807	$79,016	$84,823	$19,044

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2024	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$4,021	$431	$4,452	$641
Commercial real estate - non-owner occupied	—	393	393	393
Secured by farmland	—	378	378	378
Construction and land development	—	130	130	130
Residential 1-4 family	1,462	2,417	3,879	3,879
Home equity lines of credit	238	542	780	780
Commercial loans	1,954	720	2,674	846
Paycheck Protection Program loans	173	—	173	173
Consumer loans	—	864	864	864
Total Non-PCD loans	7,848	5,875	13,723	8,084
PCD loans	—	1,303	1,303	1,303
Total	$7,848	$7,178	$15,026	$9,387

There were $2 million of PPP loans greater than 90 days past due and still accruing as of both December 31, 2025 and 2024.

The following table presents nonaccrual loans as of December 31, 2025 by class and year of origination ($ in thousands):

								Revolving Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$87	$188	$1,609	$—	$—	$1,884
Commercial real estate - non-owner occupied	—	—	—	—	39,481	360	—	—	39,841
Secured by farmland	—	—	—	—	—	275	—	—	275
Construction and land development	—	—	—	—	—	499	—	—	499
Residential 1-4 family	721	112	—	517	—	3,933	283	554	6,120
Home equity lines of credit	—	—	—	—	—	—	487	11	498
Commercial loans	—	7,579	207	22,279	383	990	2,063	132	33,633
Consumer loans	—	10	87	469	303	—	—	10	879
Total non-PCD nonaccruals	721	7,701	294	23,352	40,355	7,666	2,833	707	83,629
PCD loans	—	—	—	—	—	1,194	—	—	1,194
Total nonaccrual loans	$721	$7,701	$294	$23,352	$40,355	$8,860	$2,833	$707	$84,823

Interest received on nonaccrual loans was $500 thousand for the year ended December 31, 2025 and immaterial for the year ended December 31, 2024.

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

The following table provides a summary of the amortized cost basis of loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2025 and the related percentage of the class of the loan portfolio period-end balance by the type of modification as of December 31, 2025, excluding Consumer Program loans ($ in thousands):

	For the year ended December 31, 2025
	Payment Reductions		Interest Only Payment Periods		Total
	$	%	$	%	$	%
Commercial real estate - owner occupied	$2,127	0.42%	$—	—%	$2,127	0.42%
Commercial real estate - non-owner occupied	—	—%	70,189	12.38%	70,189	12.38%
Multi-family residential	513	0.37%	—	—%	513	0.37%
Commercial loans	523	0.05%	23,449	2.42%	23,972	2.47%
Total	$3,163	0.10%	$93,638	2.85%	$96,801	2.95%

The following table depicts the performance of loans as of December 31, 2025, at amortized cost, that have been modified to borrowers experiencing financial difficulty in the last 12 months ($ in thousands):

	Payment Status

	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$2,127	$—	$—	$—
Commercial real estate - non-owner occupied	—	30,708	39,481	—
Multi- family residential	—	513	—	—
Commercial loans	23,479	—	493	—
Total	$25,606	$31,221	$39,974	$—

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

The following table provides a summary of the loan modifications to Consumer Program borrowers experiencing financial difficulty during the year ended December 31, 2025, by the type of modification ($ in thousands):

	For the year ended December 31, 2025
			Average	Average
		Total	Term	Rate Change
	# of	Amount	Adjustment	of Modified
	Loans	Modified	(Years)	Loans
Term and Interest Rate	639	$10,084	3.1	(10.24)%
Term only	15	$204	3.1	N/A %
Principal Forgiveness	645	$2,636	N/A	N/A %

The following table provides a status as of December 31, 2025, of the amortized cost of Consumer Program loans modified since January 1, 2025 by the type of modification ($ in thousands):

	Term and
	Interest
	Rate	Term	Principal
Status	Modifications	Modifications	Modifications
Current	$6,830	$110	$1,099
1-30 days past due	$804	$—	$56
31-60 days past due	$194	$28	$4
61-90 days past due	$283	$—	$64

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

Doubtful loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable or improbable. Primis had one loan classified as Doubtful as of December 31, 2025 and none as of December 31, 2024.

In monitoring credit quality trends in the context of assessing the appropriate level of the allowance for credit losses on loans, we monitor portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2025 ($ in thousands):

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$70,931	$53,252	$62,228	$72,651	$58,092	$176,323	$1,407	$8,028	$502,912
Special Mention	—	—	—	—	—	3,165	—	—	3,165
Substandard	—	—	—	87	187	3,737	—	—	4,011
Doubtful	—	—	—	—	—	—	—	—	—
	$70,931	$53,252	$62,228	$72,738	$58,279	$183,225	$1,407	$8,028	$510,088
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.32	3.21	3.54	3.41	3.42	3.46	3.46	3.74	3.42
Commercial real estate - nonowner occupied
Pass	$15,950	$21,700	$42,907	$27,724	$41,446	$282,205	$11,365	$3,315	$446,612
Special Mention	—	—	—	17,276	—	4,379	—	—	21,655
Substandard	—	—	—	—	98,562	262	—	—	98,824
Doubtful	—	—	—	—	—	—	—	—	—
	$15,950	$21,700	$42,907	$45,000	$140,008	$286,846	$11,365	$3,315	$567,091
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.20	3.74	3.61	3.85	5.22	3.70	3.71	2.98	4.07
Secured by farmland
Pass	$406	$21	$—	$—	$—	$2,031	$616	$59	$3,133
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	275	—	—	275
Doubtful	—	—	—	—	—	—	—	—	—
	$406	$21	$—	$—	$—	$2,306	$616	$59	$3,408
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.95	4.00	N/A	N/A	N/A	4.23	3.93	2.92	4.12
Construction and land development
Pass	$69,022	$12,971	$7,081	$34,816	$166	$6,741	$461	$—	$131,258
Special Mention	—	—	—	—	—	499	—	—	499
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$69,022	$12,971	$7,081	$34,816	$166	$7,240	$461	$—	$131,757
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.10	3.00	3.90	3.63	3.99	3.51	3.65	N/A	3.30
Residential 1-4 family
Pass	$53,742	$38,550	$23,232	$141,982	$123,591	$182,506	$4,861	$2,663	$571,127
Special Mention	—	—	—	—	—	267	—	—	267
Substandard	—	115	—	517	—	4,003	283	554	5,472
Doubtful	—	—	—	—	—	—	—	—	—
	$53,742	$38,665	$23,232	$142,499	$123,591	$186,776	$5,144	$3,217	$576,866
Current period gross charge offs	$—	$—	$67	$—	$—	$5	$—	$—	$72
Weighted average risk grade	3.06	3.34	3.10	3.09	3.04	3.21	3.22	3.94	3.14
Multi- family residential
Pass	$7,009	$—	$440	$21,344	$22,656	$82,644	$5,384	$—	$139,477
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	513	—	271	784
Doubtful	—	—	—	—	—	—	—	—	—
	$7,009	$—	$440	$21,344	$22,656	$83,157	$5,384	$271	$140,261
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	N/A	3.00	3.17	3.23	3.41	3.82	6.00	3.39
Home equity lines of credit
Pass	$562	$215	$420	$355	$312	$325	$58,893	$107	$61,189
Special Mention	—	—	—	—	—	(1)	—	—	(1)
Substandard	—	—	—	—	—	(2)	540	12	550
Doubtful	—	—	—	—	—	—	—	—	—
	$562	$215	$420	$355	$312	$322	$59,433	$119	$61,738
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.17	3.06	3.71	3.06
Commercial loans
Pass	$169,480	$399,604	$55,482	$143,884	$25,566	$19,446	$92,493	$8,292	$914,247
Special Mention	4,994	—	—	769	2,278	1	13,510	885	22,437
Substandard	—	30	212	22,281	383	1,156	2,065	132	26,259
Doubtful	—	7,549	—	—	—	—	—	—	7,549
	$174,474	$407,183	$55,694	$166,934	$28,227	$20,603	$108,068	$9,309	$970,492
Current period gross charge offs	$—	$—	$2	$28	$—	$—	$—	$732	$762
Weighted average risk grade	3.44	3.12	3.45	3.41	3.92	3.46	3.52	3.92	3.33

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$—	$849	$870	$—	$—	$1,719
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$849	$870	$—	$—	$1,719
Current period gross charge offs	$—	$—	$—	$—	$173	$—	$—	$—	$173
Weighted average risk grade	N/A	N/A	N/A	N/A	2.00	2.00	N/A	N/A	2.00
Consumer loans
Pass	$10,533	$96,784	$14,093	$152,174	$16,843	$2,590	$20,868	$534	$314,419
Special Mention	—	—	3	28	—	17	—	—	48
Substandard	—	10	86	517	315	2	—	10	940
Doubtful	—	—	—	—	—	—	—	—	—
	$10,533	$96,794	$14,182	$152,719	$17,158	$2,609	$20,868	$544	$315,407
Current period gross charge offs	$264	$3,255	$13,490	$15,838	$402	$68	$9	$—	$33,326
Weighted average risk grade	4.00	4.00	3.03	2.69	3.08	4.01	2.20	4.04	3.16
PCD
Pass	$—	$—	$—	$—	$—	$2,426	$—	$—	$2,426
Special Mention	—	—	—	—	—	1,113	—	—	1,113
Substandard	—	—	—	—	—	1,317	—	—	1,317
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$4,856	$—	$—	$4,856
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.67	N/A	N/A	4.67
Total	$402,629	$630,801	$206,184	$636,405	$391,246	$778,810	$212,746	$24,862	$3,283,683
Current period gross charge offs	$264	$3,255	$13,559	$15,866	$575	$73	$9	$732	$34,333
Weighted average risk grade	3.33	3.29	3.46	3.20	3.95	3.50	3.27	3.76	3.42

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2024 ($ in thousands):

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$41,807	$58,979	$79,927	$65,362	$14,830	$193,528	$1,623	$9,280	$465,336
Special Mention	—	—	—	—	—	3,960	—	—	3,960
Substandard	—	—	—	210	—	6,392	—	—	6,602
Doubtful	—	—	—	—	—	—	—	—	—
	$41,807	$58,979	$79,927	$65,572	$14,830	$203,880	$1,623	$9,280	$475,898
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.24	3.53	3.42	3.39	3.17	3.51	3.34	3.76	3.44
Commercial real estate - nonowner occupied
Pass	$21,857	$37,292	$56,104	$117,439	$45,057	$295,756	$2,486	$3,216	$579,207
Special Mention	—	—	—	—	—	2,904	—	—	2,904
Substandard	—	—	—	28,371	—	—	—	—	28,371
Doubtful	—	—	—	—	—	—	—	—	—
	$21,857	$37,292	$56,104	$145,810	$45,057	$298,660	$2,486	$3,216	$610,482
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.72	3.55	3.17	4.13	3.84	3.68	3.14	2.91	3.74
Secured by farmland
Pass	$270	$68	$—	$4	$76	$2,408	$400	$107	$3,333
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	378	—	—	378
Doubtful	—	—	—	—	—	—	—	—	—
	$270	$68	$—	$4	$76	$2,786	$400	$107	$3,711
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	—	N/A	4.00	N/A	4.26	3.89	3.06	4.14
Construction and land development
Pass	$28,796	$22,554	$36,762	$3,957	$(1)	$8,224	$821	$—	$101,113
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	130	—	—	130
Doubtful	—	—	—	—	—	—	—	—	—
	$28,796	$22,554	$36,762	$3,957	$(1)	$8,354	$821	$—	$101,243
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.01	3.73	3.69	3.10	3.00	3.42	3.36	N/A	3.46
Residential 1-4 family
Pass	$32,866	$33,350	$161,816	$134,244	$37,927	$174,569	$6,054	$2,985	$583,811
Special Mention	—	—	—	—	—	605	—	—	605
Substandard	159	263	542	—	—	2,680	262	537	4,443
Doubtful	—	—	—	—	—	—	—	—	—
	$33,025	$33,613	$162,358	$134,244	$37,927	$177,854	$6,316	$3,522	$588,859
Current period gross charge offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
Weighted average risk grade	3.13	3.11	3.09	3.04	3.07	3.20	3.74	3.85	3.12
Multi- family residential
Pass	$1,356	$451	$21,692	$23,703	$17,147	$69,360	$4,863	$564	$139,136
Special Mention	—	—	—	18,438	—	—	—	—	18,438
Substandard	—	—	—	—	—	573	—	279	852
Doubtful	—	—	—	—	—	—	—	—	—
	$1,356	$451	$21,692	$42,141	$17,147	$69,933	$4,863	$843	$158,426
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.00	3.17	3.88	3.91	3.30	4.00	4.66	3.53
Home equity lines of credit
Pass	$211	$428	$348	$458	$44	$3,017	$56,813	$140	$61,459
Special Mention	—	—	—	—	—	(1)	32	—	31
Substandard	—	—	—	—	—	11	812	641	1,464
Doubtful	—	—	—	—	—	—	—	—	—
	$211	$428	$348	$458	$44	$3,027	$57,657	$781	$62,954
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$9	$—	$9
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.90	3.08	5.53	3.15
Commercial loans
Pass	$152,489	$85,049	$179,070	$32,374	$4,125	$22,008	$97,721	$6,781	$579,617
Special Mention	—	—	1,276	—	—	1	1,127	—	2,404
Substandard	31	4	21,967	383	169	1,108	2,782	130	26,574
Doubtful	—	—	—	—	—	—	—	—	—
	$152,520	$85,053	$202,313	$32,757	$4,294	$23,117	$101,630	$6,911	$608,595
Current period gross charge offs	$—	$383	$—	$—	$—	$196	$347	$—	$926
Weighted average risk grade	3.21	3.35	3.40	3.83	3.34	3.42	3.44	3.75	3.38

								Revolving
								Loans
							Revolving	Converted
	2024	2023	2022	2021	2020	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$870	$884	$—	$—	$—	$1,754
Special Mention	—	—	—	173	—	—	—	—	173
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$1,043	$884	$—	$—	$—	$1,927
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	2.66	2.00	N/A	N/A	N/A	2.36
Consumer loans
Pass	$51,194	$17,987	$166,307	$21,621	$537	$3,044	$7,718	$637	$269,045
Special Mention	—	4	59	—	—	41	—	—	104
Substandard	2	40	447	398	—	2	—	25	914
Doubtful	—	—	—	—	—	—	—	—	—
	$51,196	$18,031	$166,813	$22,019	$537	$3,087	$7,718	$662	$270,063
Current period gross charge offs	$19,199	$9,777	$19,790	$1,293	$—	$33	$—	$—	$50,092
Weighted average risk grade	4.27	3.37	2.88	3.29	4.00	4.01	2.46	N/A	3.22
PCD
Pass	$—	$—	$—	$—	$—	$1,890	$—	$—	$1,890
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	1,439	—	—	1,439
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5,289	$—	$—	$5,289
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.81	N/A	N/A	4.81
Total	$331,038	$256,469	$726,317	$448,005	$120,795	$795,987	$183,514	$25,322	$2,887,447
Current period gross charge offs	$19,199	$10,160	$19,790	$1,293	$—	$237	$356	$—	$51,035
Weighted average risk grade	3.29	3.41	3.17	3.59	3.50	3.49	3.31	3.75	3.39

Revolving loans that were converted to term loans during years ended December 31, 2025 and 2024 were as follows ($ in thousands):

	For the year ended December 31, 2025	For the year ended December 31, 2024
Commercial real estate - owner occupied	$—	$995
Commercial real estate - non-owner occupied	208	—
Residential 1-4 family	150	1,368
Commercial loans	1,523	554
Consumer loans	—	339
Total loans	$1,881	$3,256

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure were $1 million at December 31, 2025. There were no foreclosed residential real estate property held or in the process of foreclosure as of December 31, 2024.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of December 31, 2025 and 2024, calculated in accordance with ASC 326 ($ in thousands). No allowance for credit losses has been recognized for PPP loans as such loans are fully guaranteed by the SBA.

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,915	$3,796	$1	$689	$6,070	$709	$408	$5,597	$3,650	$—	$25,835
Q-factor and other qualitative adjustments	433	1,109	29	59	670	659	20	443	395	—	3,817
Specific allocations	334	10,424	—	—	112	—	—	5,157	204	—	16,231
Total	$5,682	$15,329	$30	$748	$6,852	$1,368	$428	$11,197	$4,249	$—	$45,883

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2024	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,623	$4,194	$1	$1,045	$6,423	$971	$511	$4,062	$3,932	$—	$25,762
Q-factor and other qualitative adjustments	321	698	19	158	396	649	22	694	362	—	3,319
Specific allocations	955	2,074	—	—	—	—	—	6,038	15,331	245	24,643
Total	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724

As part of management’s ongoing review process and as an annual requirement, during the third quarter of 2025 the Company refreshed and recalibrated the historical loss rates, forecast assumptions, and qualitative factor framework of the CECL model. Management considered the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. Qualitative reserve adjustments were driven by key risk indicators, that management tracked on a pool-by-pool basis, which included loan-to-value, borrower debt service coverage exceptions and large concentrations. Updated peer groups were also determined in collaboration with the Company’s CECL consultant. Management included banks in Virginia, Maryland, North Carolina, and Pennsylvania that were between $2.0 billion and $10.0 billion in asset size and between $5.0 billion and $20.0 billion, based on a national geography, for the national peer group. The peer group population was further narrowed using statistical analysis with a focus on total loans, percent of charge-offs, portfolio yields, and percent of charge-offs during recession. Following this analysis, management elected to maintain several institutions in the 2025 peer group that would have been excluded due to changing standard deviations for recessionary and recent charge offs to help maintain peer group consistency with prior year.

Activity in the allowance for credit losses by class of loan for the years ended December 31, 2025 and 2024 is summarized below ($ in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
For the Year Ended	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724
Provision (recovery)	(217)	8,363	10	(455)	105	(252)	(110)	1,338	3,752	(245)	12,289
Charge offs	—	—	—	—	(72)	—	—	(935)	(33,326)	—	(34,333)
Recoveries	—	—	—	—	—	—	5	—	14,198	—	14,203
Ending balance	$5,682	$15,329	$30	$748	$6,852	$1,368	$428	$11,197	$4,249	$—	$45,883

For the Year Ended
December 31, 2024
Allowance for credit losses:
Beginning balance	$4,255	$5,822	$31	$1,129	$4,938	$1,590	$364	$6,320	$26,088	$1,672	$52,209
Provision (recovery)	1,613	1,144	(11)	74	1,887	30	175	5,380	41,756	(1,427)	50,621
Charge offs	—	—	—	—	(8)	—	(9)	(926)	(50,092)	—	(51,035)
Recoveries	31	—	—	—	2	—	3	20	1,873	—	1,929
Ending balance	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724

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

The following table presents the principal balance of loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025		December 31, 2024
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$3,737	$334	$6,266	$955
Commercial real estate - non-owner occupied	98,922	10,424	28,764	2,074
Secured by farmland	275	—	378	—
Construction and land development	389	—	—	—
Residential 1-4 family	5,129	112	2,268	—
Multi- family residential	784	—	852	—
Home equity lines of credit	—	—	628	—
Commercial loans	33,034	5,157	25,947	6,038
Consumer loans	15,057	204	22,885	15,331
Total non-PCD loans	157,327	16,231	87,988	24,398
PCD loans	4,856	—	5,289	245
Total loans	$162,183	$16,231	$93,277	$24,643

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the ‘as is’ value of the collateral, normally from recently received and reviewed appraisals. The Company calculates expected credit losses on collateral-dependent loans as described when foreclose is probable and also elects to apply it in instances when foreclosure is not probable as allowed by ASC 326.

The following table presents a breakdown between loans at amortized cost that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of December 31, 2025 and 2024 ($ in thousands). Commercial real estate, loans secured by farmland, construction and land development, residential 1-4 family, multi-family, and home equity line of credit loans are secured by liens on real estate properties. Commercial loans are secured by business assets (inventory, equipment, receivables), residential real estate, and other non-real estate collateral. There has been no significant changes in collateral securing any of our collateral-dependent loans from December 31, 2024 to 2025.

	December 31, 2025		December 31, 2024
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets (1)	Assets (1)	Assets (1)	Assets (1)
Commercial real estate - owner occupied	$3,485	$—	$4,229	$—
Commercial real estate - non-owner occupied	30,015	70,431	30,130	—
Secured by farmland	1,146	—	1,277	—
Construction and land development	389	—	—	—
Residential 1-4 family	5,848	—	3,038	—
Multi- family residential	786	—	857	—
Home equity lines of credit	—	—	635	—
Commercial loans	32,889	—	26,424	—
Total loans	$74,558	$70,431	$66,590	$—

Collateral value	$84,823	$—	$75,375	$—
(1)	Loan balances include PCD loans and are presented net of SBA guarantees.

4. DERIVATIVES

Consumer Program Derivative

The Company has a derivative instrument in connection with its agreement with a third-party that originates loans  that are held on the Company’s balance sheet. The third-party provides credit support and reimbursement for lost interest under the agreement, and the Company provides performance fees to the third-party on performing loans. Specifically, a portion of the originated loans are originated with a promotional period where interest accrues on the loans but is not owed to the Company unless and until the loan begins to amortize. If the borrower prepays the principal on the loan prior to the end of the promotional period the accrued interest is waived but becomes due to the Company from the third-party under the agreement. This expected payment of waived interest to the Company along with performance fees due to the third-party comprise the value of the derivative. The fair value of the derivative instrument was an asset of immaterial value and $5 million as of December 31, 2025 and 2024, respectively. The underlying cash flows were immaterial and $5 million as of December 31, 2025 and 2024, respectively. The Company calculates the fair value of this derivative using a discounted cash flow model using inputs that are inherently judgmental and reflect management’s best estimates of the assumptions a market participant would use to calculate the fair value. The most significant inputs and assumptions in determining the value of the derivative are noted below ($ in thousands).

	December 31, 2025
			Weighted
	Low	High	Average
Remaining cumulative charge-offs (1)	$41,325	$47,243	n/a
Remaining cumulative promotional prepayments (2)	$1,403	$2,806	$2,105
Average life (years)	n/a	n/a	0.3
Discount rate	3.99%	14.56%	14.56%

	December 31, 2024
			Weighted
	Low	High	Average
Remaining cumulative charge-offs (1)	$28,387	$41,994	n/a
Remaining cumulative promotional prepayments (2)	$24,322	$53,661	$34,366
Average life (years)	n/a	n/a	0.5
Discount rate	4.28%	14.39%	14.39%
(1)	Reflects expected amount of charge-offs that can be used to offset performance fees due to the counterparty.
(2)	Reflects principal amount expected to be prepaid.

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Average pull through rates	82.8%	89.2%
Average costs to originate	1.3%	1.3%

The following summarizes derivative and non-derivative financial instruments as of December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,389	$52,702
Derivative liabilities	$121	$132,500

	December 31, 2025
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$169	$15,100

	December 31, 2024
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,000	$34,593
Derivative liabilities	$—	$—

	December 31, 2024
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$82	$6,352
(1)	Pull through rate adjusted.

The notional amounts of mortgage loans held for sale not committed to investors was $90 million and $55 million as of December 31, 2025 and 2024, respectively.

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

Investment in Panacea Financial Holdings, Inc. common stock: As a result of changes in the relationship between the Company and PFH, a re-assessment of PFH under the VIE accounting guidance was performed. The Company engaged a third-party valuation specialist to perform a valuation of the Company’s PFH common shares as of March 31, 2025. The valuation included an assessment of the value of PFH primarily using an income approach leveraging a discounted cash flow technique. Key inputs and assumptions in the valuation included projected financial growth of PFH driven by future loan growth assumptions, growth in new services offerings of PFH, and cost savings from fundings provided by customer growth. Investment in Panacea Financial Holdings, Inc. common stock are classified within Level 3 of the valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$71,806	$—	$71,806	$—
Obligations of states and political subdivisions	5,778	—	5,778	—
Corporate securities	6,579	—	6,579	—
Residential government-sponsored collateralized mortgage obligations	63,807	—	63,807	—
Government-sponsored agency securities	—	—	—	—
Agency commercial mortgage-backed securities	16,965	—	16,965	—
SBA pool securities	6,442	—	6,442	—
	171,377	—	171,377	—
Loans held for investment	150,178	—	150,178	—
Loans held for sale, at fair value	166,066	—	166,066	—
Consumer Program derivative	159	—	—	159
Mortgage banking financial assets	169	—	—	169
Mortgage banking derivative assets	1,389	—	—	1,389
Investment in Panacea Financial Holdings, Inc. common stock	6,899	—	—	6,899
Total assets	$496,237	$—	$487,621	$8,616

Liabilities:
Interest rate swaps, net	$214	$—	$214	$—
Mortgage banking derivative liabilities	121	—	—	121
Total liabilities	$335	$—	$214	$121

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$91,407	$—	$91,407	$—
Obligations of states and political subdivisions	29,705	—	29,705	—
Corporate securities	15,080	—	15,080	—
Residential government-sponsored collateralized mortgage obligations	56,390	—	56,390	—
Government-sponsored agency securities	13,836	—	13,836	—
Agency commercial mortgage-backed securities	22,178	—	22,178	—
SBA pool securities	7,307	—	7,307	—
	235,903	—	235,903	—
Loans held for investment	249,190	—	249,190	—
Loans held for sale, at fair value	83,276	—	83,276	—
Consumer Program derivative	4,511	—	—	4,511
Mortgage banking financial assets	82	—	—	82
Mortgage banking derivative assets	1,000	—	—	1,000
Total assets	$573,962	$—	$568,369	$5,593

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

Certain loans are held for sale and recorded at the lower of cost or market due to the Company’s decision to sell the loans as of the balance sheet date. The portion of these loans included in Level 1 were valued based on an executed sales contract between the Company and an independent third-party purchaser of the loans that indicates the price to be paid by the buyer and received by the Company. The loans included in this category were the LPF loans sold to EverBank on January 31, 2025.

The other loans in held for sale and recorded at the lower of cost or market are Consumer Program loans and are included in Level 2. The primary input used to value these loans were bid prices received by the Company from independent third parties during the marketing process for the portfolio of loans. The Company received a range of bid prices for the portfolio, which were based on preliminary review of the portfolio by the third-parties and was contingent on further diligence being performed by the potential buyer. The range of bids received during the marketing process contemplated purchase discounts to the portfolio between 9% and 26%. Primis marked the portfolio when it transferred it to held for sale based on its determination of the mid-point of the aggregate of all bids received, which represented a discount of 15% to par. These loans were transferred back to held for investment in 2025 when the Company made the decision to retain the loans and run-off the portfolio.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,879	$—	$—	$66,879
Assets held for sale	776	—	—	776

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,590	$—	$—	$66,590
Loans held for sale, at lower of cost or market	163,832	50,662	113,170	—
Assets held for sale	5,497	—	—	5,497

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels (previously defined) of financial instruments were as follows ($ in thousands) for the periods indicated:

		December 31, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$143,607	$143,607	$64,505	$64,505
Securities available-for-sale	Level 2	171,377	171,377	235,903	235,903
Securities held-to-maturity	Level 2	6,981	6,560	9,448	8,602
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	14,185	14,185	13,037	13,037
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	3,237,800	3,182,264	2,833,723	2,564,623
Loans held for sale, at fair value	Level 2	166,066	166,066	83,276	83,276
Loans held for sale, at lower of cost or market	Level 1 and 2	—	—	163,832	163,832
Consumer Program derivative	Level 3	159	159	4,511	4,511
Mortgage banking financial assets	Level 3	169	169	82	82
Mortgage banking derivative assets	Level 3	1,389	1,389	1,000	1,000
Interest rate swaps, net	Level 2	—	—	752	752
Investment in Panacea Financial Holdings, Inc. common stock	Level 3	6,899	6,899	—	—
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,417,177	$1,417,177	$1,256,632	$1,256,632
Money market and savings accounts	Level 2	1,663,223	1,663,223	1,574,225	1,574,225
Time deposits	Level 3	315,185	313,792	340,178	339,767
Securities sold under agreements to repurchase	Level 1	3,552	3,552	3,918	3,918
Interest rate swaps, net	Level 2	214	214	—	—
FHLB advances	Level 1	25,000	25,000	—	—
Junior subordinated debt	Level 2	9,929	12,151	9,880	9,016
Senior subordinated notes	Level 2	86,233	90,813	85,998	85,987
Secured borrowings	Level 3	14,773	14,773	17,195	17,195
Mortgage banking derivative liabilities	Level 3	121	121	—	—

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

The fair value of junior subordinated debt and senior subordinated notes are based on current rates for similar financing. Carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. The fair value of off-balance-sheet items is not considered material. Fair value of net loans, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion. The net loans that use level 2 inputs are related to the portfolio of loans underlying interest rate swaps.

6.          BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2025 and 2024 were as follows ($ in thousands):

	2025	2024
Land	$—	$4,867
Land improvements	—	1,502
Building and improvements	4,263	18,131
Leasehold improvements	952	3,885
Furniture, fixtures, equipment and software	12,115	10,472
Construction in progress	—	172
	17,330	39,029
Less accumulated depreciation and amortization	11,260	19,597
Bank premises and equipment, net	$6,070	$19,432

  Depreciation and amortization expense related to bank premises and equipment for 2025, 2024 and 2023 was $2 million in each year. As discussed in Note 1 - Organization and Significant Accounting Policies, during 2025 the Company executed a sale-leaseback transaction selling 18 of its retail branch properties that included land, land improvements and buildings and subsequently entering into a lease for the same properties. At the time of the sale-leaseback the Company removed the assets’ recorded cost basis and related accumulated depreciation from its consolidated balance sheet.

7. LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, Primis accounts for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under our lease contracts.

On December 8, 2025, Primis entered into a sale-leaseback transaction covering 18 previously owned branch properties, resulting in a pretax gain of $51 million for the year ended December 31, 2025 (the transaction is further described in Note 1 – Organization and Significant Accounting Policies). The Company’s lease was evaluated and determined to be an operating lease which resulted in recording a right-of-use asset of $57 million and a lease liability of $51 million at inception.

At December 31, 2025 and 2024, the Company had operating lease liabilities totaling $61 million and $12 million, respectively, and right-of-use assets totaling $66 million and $10 million, respectively. We do not currently have any financing leases. For the years ended December 31, 2025, 2024, and 2023, our net operating lease costs were $3 million, $2 million, and $3 million, respectively. These net operating lease costs are reflected in occupancy expenses in our consolidated income statements.

The following table presents other information related to our operating leases as of the periods indicated:

	December 31, 2025	December 31, 2024
Other information:
Weighted-average remaining lease term - operating leases, in years	17.5	6.3
Weighted-average discount rate - operating leases	8.4%	4.0%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	December 31, 2025
Lease payments due:
2026	$7,205
2027	7,242
2028	7,089
2029	6,641
2030	5,883
Thereafter	91,751
Total lease payments	125,811
Less: imputed interest	(64,471)
Lease liabilities	$61,340

As of December 31, 2025, the Company did not have any operating leases that had not yet commenced that would create additional lease liabilities and right-of-use assets for the Company. The amount of expense related to short-term leases recognized for the years ended December 31, 2025 and 2024 were immaterial, and $1 million for the year ended December 31, 2023.

8.          GOODWILL AND INTANGIBLE ASSETS

Goodwill

Primis has $93 million of goodwill at both December 31, 2025 and 2024. Goodwill is primarily related to the acquisition of other banks before 2022 and PMC in 2022.

Goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances warrant. Our annual assessment occurs as of September 30th every year. For our annual assessments in 2025 and 2024, as described in Note 1, we performed a quantitative assessment to determine if the fair value of our reporting units that contained goodwill were less than their carrying amounts. The Company determined, based on the assessments, that the Primis Bank and the PMC reporting units fair values were more than their carrying amounts and no impairment charge was required.

Intangible Assets

Balances of intangible assets were as follows at year end ($ in thousands):

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable Intangibles	$17,565	$(17,529)	$36

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Amortizable intangibles	$17,620	$(16,927)	$665

Estimated amortization expense of intangibles for the years ended December 31 are as follows ($ in thousands):

2026	$27
2027	9
2028	—
Total	$36

9.          DEPOSITS

As of December 31, 2025, the scheduled maturities of time deposits are as follows ($ in thousands):

2026	$274,516
2027	32,967
2028	4,576
2029	1,381
2030	1,745
Total	$315,185

The aggregate amount of time deposits in denominations of $250 thousand or more as of December 31, 2025 and 2024 was $108 million and $121 million, respectively. The following table sets forth the maturities of certificates of deposit of $250 thousand and over as of December 31, 2025 ($ in thousands):

Within	3 to 6	6 to 12	Over 12
3 Months	Months	Months	Months	Total
$34,988	$37,094	$28,021	$7,715	$107,818

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

10.         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts at both December 31, 2025 and 2024 was $4 million.

At both December 31, 2025 and 2024, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $6 million and $7 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

Other borrowings consist of the following ($ in thousands):

	December 31,
	2025	2024

FHLB collateral advances maturing 10/23/2026	$25,000	$—
Secured borrowings	14,773	17,195
Securities sold under agreements to repurchase	3,552	3,918
Total	$43,325	$21,113

Weighted average interest rate at year end	4.94%	6.76%

    As of December 31, 2025, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $534 million from the FHLB, of which the Company has the full amount available to borrow less our current advances outstanding. Residential 1-4 family mortgage loans in the amount of approximately $343 million and $357 million were pledged as collateral for FHLB advances as of December 31, 2025 and 2024, respectively. HELOCs in the amount of approximately $29 million and $30 million were pledged as collateral for FHLB advances as of December 31, 2025 and 2024, respectively. Commercial mortgage loans in the amount of approximately $162 million and $177 million were pledged as collateral for FHLB advances as of December 31, 2025 and 2024, respectively. No investment securities were pledged as collateral as of December 31, 2025 and 2024.

The Bank has the ability to borrow from the Federal Reserve discount window borrowing program. As of December 31, 2025, the Bank had borrowing capacity of $484 million within the program and did not borrow under the program during the year.

Secured Borrowings

The balance of secured borrowings was $15 million and $17 million as of December 31, 2025 and 2024, respectively. The Company transferred $0 and $1 million in principal balance of loans to another financial institution in 2025 and 2024, respectively, that were accounted for as secured borrowings. The remaining amortized cost balance of the underlying loans was $15 million and $17 million as of December 31, 2025 and 2024, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of December 31, 2025 and 2024, and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”.  The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the year ended December 31, 2025 and 2024. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

11.         JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

In 2017, the Company assumed $10 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of December 31, 2025 and 2024, there was $10 million outstanding, net of approximately $381 thousand and $431 thousand, respectively, of debt issuance costs. As of December 31, 2025 and 2024, the interest rate payable on the trust preferred securities was 6.91% and 7.56%, respectively. As of December 31, 2025 and 2024, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27 million of its fixed-to-floating rate senior Subordinated Notes due 2027. Interest is currently payable at an annual floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26% until maturity or early redemption. As of December 31, 2025 and 2024, 20% and 40%, respectively, of these notes qualified as Tier 2 capital.

On August 25, 2020, Primis completed the sale of $60 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest was payable at an initial annual fixed rate of 5.40% and after September 1, 2025, at a floating rate equal to Three-Month Term SOFR, plus a spread of 531 basis points. As of December 31, 2025 and 2024, 80% and all of these notes, respectively, qualified as Tier 2 capital.

As of both December 31, 2025 and 2024, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled $1 million.

12.         INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Net deferred tax assets as of December 31, 2025 and 2024 consist primarily of the following ($ in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses	$10,723	$12,412
Unearned loan fees and other	1,691	3,201
Lease liability	13,926	2,583
Net unrealized loss on investment securities available for sale	646	5,964
Federal low income housing credit carryforward	274	369
Deferred compensation	1,380	1,458
Capitalized research and experimental expenditures	—	1,238
Net operating loss	—	5,460
Other	3,943	2,696
Valuation allowance	—	(3,457)
Total deferred tax assets, net of valuation allowance	32,583	31,924
Deferred tax liabilities:
Right-of-use assets	14,929	2,331
Purchase accounting	914	911
Depreciation	1,693	606
Derivative asset	36	1,007
Other	328	603
Total deferred tax liabilities	17,900	5,458
Net deferred tax assets	$14,683	$26,466

The Company had no valuation allowance recorded against deferred tax assets as of December 31, 2025. A valuation allowance of $3 million related to PFH was recorded against deferred tax assets as of December 31,  2024.  Management believes that the realization of the remaining deferred tax assets was more likely than not based on the expectation that Primis will generate the necessary taxable income in future periods.

The Company has no unrecognized tax benefits as of December 31, 2025 or 2024. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, the policy is to record such accruals in income tax accounts; no such accruals existed as of December 31, 2025 or 2024. Primis and its subsidiaries file a consolidated U.S. federal income tax return and individually file numerous state income tax returns. These returns are subject to examination by taxing authorities for all years after 2021.

The provision for income taxes consists of the following for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	2025	2024	2023
Current tax expense
Federal	$7,046	$21	$1,861
State	1,201	9	771
Total current tax expense	8,247	30	2,632

Deferred tax expense (benefit)
Federal	6,307	(4,178)	(2,699)
State	159	(90)	(1,000)
Total deferred tax expense (benefit)	6,466	(4,268)	(3,699)
Total income tax expense (benefit)	$14,713	$(4,238)	$(1,067)

The Company operates exclusively in the United States and had no foreign income, foreign income tax expense, or foreign income taxes paid for the year ended December 31, 2025.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows ($ in thousands):

	2025
	Amount	Percent
U.S. Federal statutory tax rate	$15,236	21.0%
State and local income taxes, net of federal income tax effect (1)	1,063	1.5
Nontaxable or nondeductible items:
Sale of PFH common stock	(2,153)	(3.0)
Income from bank-owned life insurance	(375)	(0.5)
Other	(6)	—
Tax credits:
Low income housing tax credit (2)	(74)	(0.1)
Change in valuation allowance	934	1.3
Other	88	0.1
Total	$14,713	20.3%
(1)	The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Maryland, New York, California, New Jersey, and Tennessee.
(2)	Amount is shown net of amortization of the related investments

The income tax expense differed from the amount of income tax determined by applying the U.S. Federal income tax rate of 21% to pretax income for the years ended December 31, 2024 and 2023 due to the following ($ in thousands):

	2024	2023
Computed expected tax benefit at statutory rate	$(6,070)	$(2,348)
Increase (decrease) in tax expense resulting from:
Remeasurement of deferred tax assets and liabilities	257	(531)
Low income housing tax credits, net of amortization	19	1
Income from bank-owned life insurance	(506)	(424)
Goodwill impairment	—	2,342
Research and development credit	(33)	(1,150)
Valuation allowance	2,098	704
State taxes, net	(110)	503
Other, net	107	(164)
Total income tax benefit	$(4,238)	$(1,067)

Income taxes paid (refunds received), net, disaggregated by federal and state jurisdictions are as follows for the years ending ($ in thousands):

2025

U.S. Federal	$(1,050)
State:
North Carolina	85
Pennsylvania	216
Tennessee	81
Texas	97
Other	88
State Subtotal	567

Total cash paid for (refunds of) income taxes, net	$(483)

13.         EMPLOYEE BENEFITS

Primis has a 401(k) plan that allows all employees to make pre-tax contributions for retirement. The 401(k) plan provides for discretionary matching contributions by Primis. The expense for 2025, 2024 and 2023 was $1 million in each year.

The Bank previously maintained a deferred compensation plan in the form of a Supplemental Executive Retirement Plan (“SERP”) for four (4) former executives. Under the plan, the Bank pays each participant, or their beneficiary, compensation deferred plus accrued interest for a period of 15 to 17 years after their retirement or age 62 depending on the terms and conditions of each plan. A liability is accrued for the obligations under these plans and was $6 million and $7 million as of December 31, 2025 and 2024, respectively. The expense related to the SERP in 2025, 2024 and 2023 was $281 thousand, $304 thousand and $326 thousand, respectively.

14.         STOCK-BASED COMPENSATION

The 2017 Equity Compensation Plan (the “2017 Plan”) was replaced during 2025 and previously had a maximum number of 750,000 shares reserved for issuance. No further awards will be granted under the 2017 Plan, but the plan will remain in effect only so long as awards granted under the plan remain outstanding. The 2017 Plan was replaced during 2025 with the 2025 Omnibus Incentive Plan (the “2025 Plan”), which has a maximum of 600,000 shares reserved for issuance. The purpose of the 2025 Plan, similar to the 2017 Plan, is to promote the success of the Company by providing greater incentives to employees, non-employee directors, consultants and advisors to associate their personal financial interests with the long-term financial success of the Company, including its subsidiaries, and with growth in stockholder value, consistent with the Company’s risk management practices.

A summary of stock option activity for 2025 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Yrs)	(in thousands)
Options outstanding, beginning of period	35,800	$11.73	1.0	$4
Expired	(16,800)	11.43
Exercised	(1,200)	11.99
Options outstanding, end of period	17,800	$11.99	0.5	$—

Exercisable at end of period	17,800	$11.99	0.5	$—

There were no stock-based compensation expense associated with stock options for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock award activity for 2025 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested restricted stock outstanding, beginning of period	20,900	$13.18	1.8
Granted	51,000	13.18
Vested	(11,650)	14.30
Unvested restricted stock outstanding, end of period	60,250	$12.97	3.0

Stock-based compensation expense for time vested restricted stock awards totaled $86 thousand, $354 thousand and $675 thousand for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, unrecognized compensation expense associated with restricted stock awards was $696 thousand, which is expected to be recognized over the remaining contractual term.

A summary of performance-based restricted stock unit (the “Units”) activity for 2025 follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested Units outstanding, beginning of period	223,460	$11.79	2.1
Granted	101,500	13.52
Forfeited	(5,000)	10.20
Unvested Units outstanding, end of period	319,960	12.36	1.3

These Units are subject to service and performance conditions and vest based on the achievement of both conditions. Achievement of the performance condition will be determined at the end of the five-year performance period for awards granted prior to 2025 by evaluating the: (1) Company’s adjusted earnings per share compound annual growth measured for the performance period and (2) performance factor achieved. Achievement of the performance condition will be determined at the end of the three-year performance period for awards granted in 2025 by evaluating the: (1) Company’s return on average assets versus peers; (2) growth in noninterest bearing deposits versus peers; (3) total shareholder return versus peers; and (4) performance factor achieved. Payouts between performance levels will be determined based on straight line interpolation. Upon vesting, payout will be primarily Company common shares, but based on the terms of the award and performance factor achieved some payouts may be in cash.

The Company recognized $2.8 million, $586 thousand and $311 thousand of stock-based compensation expense during the year ended December 31, 2025, 2024 and 2023, respectively, as a result of the probability of a portion of the Units vesting. The potential unrecognized compensation expense associated with these Units was $3 million and $4 million as of December 31, 2025 and 2024, respectively.

15.         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amounts recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had letters of credit outstanding totaling $20 million and $10 million as of December 31, 2025 and 2024, respectively.

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

The following table details activity in the allowance for credit losses on off-balance sheet credit exposures ($ in thousands):

	2025	2024
Balance as of January 1	$1,121	$1,579
Credit loss benefit	(115)	(458)
Balance as of December 31	$1,006	$1,121

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

The Company had $63 million in mortgage loan commitments outstanding as of December 31, 2025 related to approved mortgage loan applications although not all approved applications will ultimately fund.

As of December 31, 2025 and 2024, we had unfunded lines of credit and undisbursed construction loan funds totaling $567 million and $459 million, respectively, not all of which are expected to be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate instruments. The amount of certificate of deposit accounts maturing in less than one year was $275 million as of December 31, 2025. Management anticipates that funding requirements for these commitments will be met in the normal course of business.

Primis also had outstanding commitments under subscription agreements entered into for investments in non-marketable equity securities of $1 million as of December 31, 2025 and 2024.

16.         EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations ($ in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2025
Basic EPS	$61,443	24,668	$2.49
Effect of dilutive stock options and unvested restricted stock	—	15	—
Diluted EPS	$61,443	24,683	$2.49

For the year ended December 31, 2024
Basic EPS	$(16,205)	24,688	$(0.66)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS	$(16,205)	24,688	$(0.66)

For the year ended December 31, 2023
Basic EPS	$(7,832)	24,639	$(0.32)
Effect of dilutive stock options and unvested restricted stock	—	—	—
Diluted EPS from continuing operations	$(7,832)	24,639	$(0.32)

    The Company had 17,800, 35,800 and 54,800 anti-dilutive options as of December 31, 2025, 2024 and 2023, respectively.

17.         REGULATORY MATTERS

Primis Financial Corp. and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for PCA, Primis must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA.

Quantitative measures established by regulation to ensure capital adequacy require Primis to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of December 31, 2025, that Primis meets all capital adequacy requirements to which it is subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

			Required
			For Capital		To Be Categorized as
	Actual		Adequacy Purposes		Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Primis Financial Corp.
Leverage ratio	$342,071	8.80%	$155,519	4.00%	n/a	n/a
Common equity tier 1 capital ratio	332,071	9.36%	159,604	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	342,071	9.64%	212,805	6.00%	n/a	n/a
Total risk-based capital ratio	439,837	12.40%	283,741	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$377,278	9.74%	$154,887	4.00%	$193,609	5.00%
Common equity tier 1 capital ratio	377,278	10.74%	158,045	4.50%	228,288	6.50%
Tier 1 risk-based capital ratio	377,278	10.74%	210,727	6.00%	280,969	8.00%
Total risk-based capital ratio	421,216	11.99%	280,969	8.00%	351,212	10.00%

December 31, 2024
Primis Financial Corp.
Leverage ratio	$288,646	7.76%	$148,827	4.00%	n/a	n/a
Common equity tier 1 capital ratio	278,646	8.74%	143,467	4.50%	n/a	n/a
Tier 1 risk-based capital ratio	288,646	9.05%	191,289	6.00%	n/a	n/a
Total risk-based capital ratio	399,483	12.53%	255,052	8.00%	n/a	n/a

Primis Bank
Leverage ratio	$338,140	9.10%	$148,570	4.00%	$185,713	5.00%
Common equity tier 1 capital ratio	338,140	10.78%	141,113	4.50%	203,830	6.50%
Tier 1 risk-based capital ratio	338,140	10.78%	188,150	6.00%	250,867	8.00%
Total risk-based capital ratio	377,531	12.04%	250,867	8.00%	313,584	10.00%

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 3.99% as of December 31, 2025, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

18.         SEGMENT INFORMATION

The Company’s reportable operating segments are determined based on its internal organizational structure, which is overseen by the CEO, the Company’s designated Chief Operating Decision Maker. While the CEO consults with key members of his leadership team, the ultimate responsibility for making operational decisions and resource allocations resides with the CEO.  For the years ended December 31, 2025, 2024, and 2023, the Company’s internal organizational structure and resulting management reporting was concentrated around the Bank and Primis Mortgage, which resulted in the Company determining these to be its two reportable segments.

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

	As of and for the year ended December 31, 2025
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$7,406	$192,845	$191	$200,442
Interest expense	—	81,613	7,401	89,014
Net interest income (loss)	7,406	111,232	(7,210)	111,428
Provision for loan losses	112	12,176	1	12,289
Net interest income (loss) after provision for loan losses	7,294	99,056	(7,211)	99,139

Noninterest income:
Mortgage banking income	33,032	(645)	—	32,387
Other noninterest income	—	46,958	33,005	79,963
Total noninterest income	33,032	46,313	33,005	112,350

Noninterest expenses:
Salaries and benefits	28,173	43,888	6,998	79,059
Data processing expense	791	9,885	—	10,676
Other operating expenses	4,344	42,964	1,892	49,200
Total noninterest expenses	33,308	96,737	8,890	138,935
Income before income taxes	7,018	48,632	16,904	72,554
Income tax expense	1,527	10,832	2,354	14,713
Net income	5,491	37,800	14,550	57,841
Net loss attributable to noncontrolling interests	—	—	3,602	3,602
Net income attributable to Primis' common stockholders	$5,491	$37,800	$18,152	$61,443

Total assets	$192,938	$4,022,924	$(168,474)	$4,047,388

(1)	Other includes Primis Bank Holding Company, PFH and intercompany eliminations.

	As of and for the year ended December 31, 2024
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$5,571	$205,183	$215	$210,969
Interest expense	—	99,796	6,951	106,747
Net interest income	5,571	105,387	(6,736)	104,222
Provision for loan losses	—	50,621	—	50,621
Net interest income after provision for loan losses	5,571	54,766	(6,736)	53,601

Noninterest income:
Mortgage banking income	24,423	(504)	—	23,919
Other noninterest income	—	18,975	246	19,221
Total noninterest income	24,423	18,471	246	43,140

Noninterest expenses:
Salaries and benefits	19,667	38,271	8,677	66,615
Data processing expense	464	10,100	—	10,564
Other operating expenses	3,865	41,200	3,400	48,465
Total noninterest expenses	23,996	89,571	12,077	125,644
Income (loss) before income taxes	5,998	(16,334)	(18,567)	(28,903)
Income tax expense (benefit)	1,029	(3,555)	(1,712)	(4,238)
Net income (loss)	4,969	(12,779)	(16,855)	(24,665)
Net loss attributable to noncontrolling interests	—	—	8,460	8,460
Net income (loss) attributable to Primis' common stockholders	$4,969	$(12,779)	$(8,395)	$(16,205)

Total assets	$99,353	$3,579,720	$11,042	$3,690,115
(1)	Other includes Primis Bank Holding Company, PFH and intercompany eliminations.

	As of and for the year ended December 31, 2023
	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company
($ in thousands)
Interest income	$2,813	$189,564	$241	$192,618
Interest expense	—	87,029	6,878	93,907
Net interest income	2,813	102,535	(6,637)	98,711
Provision for loan losses	—	32,540	—	32,540
Net interest income after provision for loan losses	2,813	69,995	(6,637)	66,171

Noninterest income:
Mortgage banking income	17,645	—	—	17,645
Other noninterest income	29	27,576	—	27,605
Total noninterest income	17,674	27,576	—	45,250

Noninterest expenses:
Salaries and benefits	16,551	38,635	3,579	58,765
Data processing expense	369	9,176	—	9,545
Other operating expenses	3,233	50,488	569	54,290
Total noninterest expenses	20,153	98,299	4,148	122,600
Income (loss) before income taxes	334	(728)	(10,785)	(11,179)
Income tax expense (benefit)	3	400	(1,470)	(1,067)
Net income (loss)	331	(1,128)	(9,315)	(10,112)
Net loss attributable to noncontrolling interests	—	—	—	2,280
Net income (loss) attributable to Primis' common stockholders	$331	$(1,128)	$(9,315)	$(7,832)

Total assets	$66,282	$3,782,050	$8,214	$3,856,546
(1)	Other includes Primis Bank Holding Company, PFH and intercompany eliminations.

19.         PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Primis Financial Corp. follows:

CONDENSED BALANCE SHEETS

DECEMBER 31,

(dollars in thousands, except per share amounts)

	2025	2024
ASSETS
Cash	$34,941	$26,696
Loans held for investment	500	1,000
Investment in subsidiaries and associated companies	468,413	409,108
Investment in Panacea Financial Holdings, Inc. common stock	6,899	—
Preferred investment in unaffiliated mortgage company	3,005	3,005
Investments in non-marketable equity securities	5,210	4,602
Other assets	3,215	4,797
Total assets	$522,183	$449,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Junior subordinated debt	$9,929	$9,880
Senior subordinated notes	86,233	85,998
Other liabilities	3,125	1,574
Total liabilities	99,287	97,452
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,744,934 shares issued and 24,695,385 shares outstanding at December 31, 2025, and 24,722,734 shares issued and outstanding at December 31, 2024	247	247
Additional paid in capital	316,509	314,694
Retained earnings	109,617	58,047
Treasury stock, at cost. 79,549 shares at December 31, 2025 and zero shares at December 31, 2024	(807)	—
Accumulated other comprehensive loss	(2,670)	(21,232)
Total stockholders' equity	422,896	351,756
Total liabilities and stockholders' equity	$522,183	$449,208

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(dollars in thousands)

	2025	2024	2023
Income:
Cash dividends received from bank subsidiary	$5,000	$20,000	$20,000
Interest income	40	65	91
Gains on Panacea Financial Holdings investment	32,342	—	—
Other investment income	502	150	150
Total income	37,884	20,215	20,241
Expenses:
Interest on junior subordinated debt	806	912	887
Interest on senior subordinated notes	6,595	6,039	5,992
Other operating expenses	4,136	1,396	1,335
Total expenses	11,537	8,347	8,214
Income before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiaries	26,347	11,868	12,027
Income tax expense (benefit)	2,353	(1,712)	(1,470)
Equity in undistributed net income (loss) of subsidiaries and associated companies	37,449	(29,785)	(20,797)
Net income (loss) to common stockholders	$61,443	$(16,205)	$(7,300)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(dollars in thousands)

	2025	2024	2023
Operating activities:
Net income (loss)	$61,443	$(16,205)	$(7,300)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Equity in undistributed net income or loss of subsidiaries and associated companies	(42,449)	9,787	797
Loan forgiven	500	500	500
Gains on Panacea Financial Holdings investment	(32,342)	—	—
Stock-based compensation expense	2,904	—	—
Other, net	2,371	(581)	(350)
Net cash and cash equivalents used in operating activities	(7,573)	(6,499)	(6,353)
Investing activities:
Proceeds from sale of Panacea Financial Holdings	22,091	—	—
Increase in non-marketable equity securities investments	(608)	(747)	(1,536)
Dividend from subsidiaries	5,000	20,000	20,000
Net cash and cash equivalents provided by investing activities	26,483	19,253	18,464
Financing activities:
Proceeds from exercised stock options	15	210	146
Repurchase of common stock	(807)	—	—
Repurchase of restricted stock	—	(4)	(31)
Cash dividends paid on common stock	(9,873)	(9,891)	(9,875)
Net cash and cash equivalents used in financing activities	(10,665)	(9,685)	(9,760)
Net change in cash and cash equivalents	8,245	3,069	2,351
Cash and cash equivalents at beginning of period	26,696	23,627	21,276
Cash and cash equivalents at end of period	$34,941	$26,696	$23,627

20.         RELATED PARTY TRANSACTIONS

During the year, officers, directors, principal shareholders, and their affiliates (related parties) were customers of and had transactions with the Company. Loan activity to related parties is as follows ($ in thousands):

2025
Balance at January 1,	$16,965
Principal advances	3,557
Principal paid	(3,320)
Balance at December 31,	$17,202

Primis has also entered into deposit transactions with its related parties. The aggregate amount of these deposit accounts were $17 million and $30 million as of December 31, 2025 and 2024, respectively.

21.         VARIABLE INTEREST ENTITIES

Variable interests are defined as contractual ownership or other interests in an entity that change with fluctuations in the fair value of an entity's net asset value. The primary beneficiary is defined as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE and is required to consolidate the VIE.

Our involvement with VIEs includes our investments in PFH, low income housing tax credit funds, and non-marketable and other equity securities.

PFH

PFH is a separate legal entity that owns the rights to the Panacea Financial brand and intellectual property with a goal of growing and monetizing those assets. The Panacea Financial Division of the Bank has a partnership agreement with PFH and is the primary bank partner. As of and for the year ended December 31, 2024, the Company consolidated PFH as the primary beneficiary as a result of determining it had a controlling financial interest in PFH due to the substantial activities between PFH and the Panacea Financial Division of the Bank along with limited activities of PFH outside of its relationship with the Company. As of December 31, 2024, PFH had approximately $13 million of cash and $246 thousand of other receivables and a nominal amount of prepaid insurance assets and $3 million of accrued legal and other liabilities that are included in the Company’s consolidated balance sheet. PFH’s cash was on deposit with the bank and was eliminated in consolidation. PFH’s assets may only be used to settle PFH’s liabilities and PFH’s creditors do not have any recourse to the Company related to PFH’s liabilities.

As discussed in Note 1 – Organization and Significant Accounting Policies, the Company reassessed its relationship with PFH in 2025 and determined it remained a VIE but the Company no longer had a controlling financial interest, was not the primary beneficiary, and therefore de-consolidated PFH from the Company as of March 31, 2025. The Company also determined that no circumstances had changed since that assessment that would result in a different conclusion as of December 31, 2025.

As part of the Company's agreement with PFH, the Company has agreed to pay PFH excess profits in the Panacea Financial Division of the Bank above a target hurdle return on average assets in the division. In periods where the profits in the Panacea division do not reach the hurdle amount, PFH reimburses the Company up to that amount. The target return was not achieved by the Panacea division in 2025 and 2024, requiring reimbursement from PFH. During the years ended December 31, 2025 and 2024, the Company did not provide any financial or other support to PFH that it was not contractually required to provide.

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

The low income housing tax credit funds were carried at $2 million as of both December 31, 2025 and 2024. Tax credits, net of amortization recognized related to these investments during the years ended December 31, 2025 and 2024 were $35 thousand and $19 thousand, respectively. Additional capital calls expected for the funds totaled $145 thousand and $220 thousand as of December 31, 2025 and 2024, respectively and are accrued for in other liabilities on the consolidated balance sheets.

Non-marketable and other equity investments held by the Company are carried at $7 million as of both December 31, 2025 and 2024. Primis also makes commitments on the subscription agreements entered into for the investments in non-marketable equity securities. For additional details, see Note 15 – Financial Instruments with Off-Balance Sheet Risks.

The Company’s maximum exposure to loss from unconsolidated VIEs is the higher of the investment recorded on the Company’s consolidated balance sheets or the commitment on the investment. As of December 31, 2025 and 2024, the maximum exposure to loss for our unconsolidated VIEs was $7 million and $10 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of management, including our CEO and CFO, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934).

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

The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, because of the material weaknesses in internal controls as described below in section (b). Notwithstanding the material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in this Annual Report on Form 10-K, for the year ended December 31, 2025, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.

(b)Management’s Report on Internal Control Over Financial Reporting. Management of Primis Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for Primis Financial Corp. (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Primis Financial Corp. conducted an evaluation of the effectiveness of our internal control over Primis’ financial reporting as of December 31, 2025 based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we concluded that our internal control over financial reporting is not effective as of December 31, 2025.

Management identified a material weakness in internal controls over financial reporting for the year ended December 31, 2025. The material weakness was related to an existing material weakness around deposit account processing and review in our two deposit cores, the legacy core and the digital bank platform. During 2025, the material weakness relates to the lack of proper restrictions and review controls for deposit account processing in the digital bank platform. The existing controls do not include sufficient restrictions for transfers between deposit accounts, including into or out of an individual’s own deposit account. The Company’s existing controls also do not contain a sufficient level of detail around review of deposit processing to determine that an appropriate level of segregation of duties is being maintained. The material weakness did not result in any identified financial statement misstatements.

Crowe, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Remediation Plans

Management continues to review and make changes to the overall design of its internal control environment, including implementation of a sufficient level of restrictions and controls around deposit account processing. The Company’s work to remediate the material weakness is underway and includes supplementing controls related to deposit account processing in the digital bank platform as follows:

●	Strengthening parameters related to deposit core access and enhanced reviews of employee access to ensure employees have appropriate access levels commensurate with role requirements;
●	Supplementing existing deposit account activity reporting and re-defining employee roles to ensure comprehensive reporting of deposit account processing details and to allow for an effective independent review of deposit processing activity to assist in identifying any unusual processing activity; and
●	Refining quantitative thresholds around deposit processing that would trigger a specific review of individual deposit processing activity over the established quantitative threshold.

In addition to the above planned control enhancements in the digital bank platform, the Company strengthened its process and controls in the legacy core during 2025 to remediate its material weakness as follows:

●	Refined user access rights to align with user defined profiles to ensure individuals have the appropriate user access based on job responsibilities
●	Implemented a review process to ensure an individual independent of provisioning access rights is reviewing changes in access rights
●	Implemented changes to the review process related to new deposit account set-up and maintenance of deposit accounts to ensure someone independent of account set-up and account maintenance is reviewing the deposit account changes.

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

(c) Changes in Internal Control over Financial Reporting. Except for the material weakness noted above, there were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions "Election of Directors,” "Continuing Directors and Executive Officers," "Corporate Governance — Committees of the Board of Directors— Audit Committee,” "Corporate Governance —  Director Nominations Process" and "Corporate Governance — Code of Ethics" in Primis Financial Corp.’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after December 31, 2025 pursuant to Regulation 14A under the Exchange Act (the "2026 Proxy Statement"), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the captions "Executive Compensation and Other Matters," "Director Compensation" and "Compensation Committee Report on Executive Compensation" in the 2026 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Stockholders" in the 2026 Proxy Statement is incorporated herein by reference in response to this item.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information under the captions "Corporate Governance — Director Independence" and "Certain Relationships and Related Party Transactions" in the 2026 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2025 is Crowe LLP (“Crowe”) (PCAOB Firm ID No. 173) located in Ft. Lauderdale, Florida. The information under the caption "Fees and Services of Independent Registered Public Accounting Firm" in the 2026 Proxy Statement is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)     Financial Statements

The following consolidated financial statements and reports of independent registered public accounting firm are in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets - December 31, 2025 and 2024

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows -Years ended December 31, 2025, 2024 and 2023

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

3.5	Articles of Amendment to the Articles of Incorporation dated July 2, 2025 (incorporated herein by reference to Exhibit 3.1 to Primis Financial Corp.’s Current Report on Form 8-K filed on July 7, 2025)
3.6	Second Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to Primis Financial Corp.’s Current Report on Form 8-K filed on July 7, 2025)
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
4.3

Form of Amendment to Warrant Agreement (incorporated herein by reference to Exhibit 4.3 to Primis Financial Corp.’s (formerly Southern National’s) Registration Statement on Form S-1 (Registration No. 333-136285))

4.4

Form of 5.875% Fixed-to-Floating Rate Subordinated Notes due January 31, 2027 (incorporated herein by reference to Exhibit 4.1 to Primis Financial Corp.’s (formerly Southern National’s) Current Report on Form 8-K filed on January 24, 2017)

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
10.10+

Amended and Restated Employment Agreement, dated as of December 20, 2022, by and between Dennis J. Zember, Jr. and Primis Financial Corp. (incorporated herein by reference to Exhibit 10.14 to Primis Financial Corp.’s Annual Report on Form 10-K filed on March 15, 2023)

10.11+

Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated as of September 1, 2021, by and between Dennis J. Zember and Primis Financial Corp., effective as of October 26, 2023 (incorporated herein by reference to Exhibit 10.14 to Primis Financial Corp.’s Annual Report on Form 10-K filed on October 15, 2024)

10.12+

Amendment to Performance-Based Restricted Stock Unit Award Agreement, dated as of December 15, 2022, by and between Dennis J. Zember and Primis Financial Corp., effective as of October 26, 2023 (incorporated herein by reference to Exhibit 10.15 to Primis Financial Corp.’s Annual Report on Form 10-K filed on October 15, 2024)

10.13+

Executive Employment Agreement, dated as of October 25, 2023, by and among Rickey Allen Fulk, Primis Financial Corp. and Primis Bank (incorporated herein by reference to Exhibit 10.16 to Primis Financial Corp.’s Annual Report on Form 10-K filed on October 15, 2024)

10.14+

Executive Employment Agreement, dated as of January 27, 2025, by and between Ryan Lysaght Gorney and Primis Financial Corp. (incorporated herein by reference to Exhibit 10.15 to Primis Financial Corp.’s Annual Report on Form 10-K filed on April 29, 2025)

10.15+*	Executive Employment Agreement, dated as of November 17, 2025, by and between Donald C. Savino and Primis Financial Corp.
10.16+*	Amendment to Primis Financial Corp.’s Outstanding Performance-Based Restricted Stock Unit Award Agreement, effective as of December 17, 2025
10.17+*	Amendment to Outstanding Performance-Based Restricted Stock Unit Award Agreement, by and between Dennis J. Zember and Primis Financial Corp., effective as of December 18, 2025
10.18+*	Primis Financial Corp.’s Performance-Based Restricted Stock Unit Award Agreement, effective as of December 18, 2025
10.19

Purchase and Assumption Agreement, dated October 24, 2024 by and between Primis Bank and EverBank, National Association (incorporated herein by reference to Exhibit 2.1 to Primis Financial Corp.’s Current Report on Form 8-K filed on November 6, 2024.

19	Insider Trading Policy (incorporated herein by reference to Exhibit 19 to Primis Financial Corp.’s Annual Report on Form 10-K filed on April 29, 2025)
21.0*	Subsidiaries of the Registrant
23.1*	Consent of Crowe LLP
23.2*	Consent of Forvis Mazars, LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Primis Financial Corp. Clawback Policy, adopted by the Board of Directors on November 28, 2023 (incorporated by reference to Exhibit 97 to Primis Financial Corp.’s Annual Report on Form 10-K filed on October 15, 2024).

101

The following materials from Primis Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (Inline XBRL), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from Primis Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.

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

Primis Financial Corp.

By:	/s/ Dennis J. Zember, Jr.	Date: March 16, 2026
Dennis J. Zember, Jr.
President and Chief Executive Officer

By:	/s/ Matthew Switzer	Date: March 16, 2026
Matthew Switzer
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2026 Signature	Title

/s/ Dennis J. Zember, Jr.	President and Chief Executive Officer, Director
Dennis J. Zember, Jr.

/s/ John F. Biagas	Director
John F. Biagas

/s/ Robert Y. Clagett	Director
Robert Y. Clagett

/s/ W. Rand Cook	Director
W. Rand Cook

/s/ Deborah Diaz	Director
Deborah Diaz

/s/ F. L. Garrett, III	Director
F. L. Garrett, III

/s/ Eric A. Johnson	Director
Eric A. Johnson

/s/ Charles A. Kabbash	Director

Charles A. Kabbash

/s/ Dr. Allen R. Jones Jr.	Director

Dr. Allen R. Jones Jr.

/s/ John M. Eggemeyer	Director
John M. Eggemeyer