Form 10-Q
period 2026-03-31
Primis Financial Corp.
filed 2026-05-08
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Yes ☐ No ☒

As of April 30, 2026, there were 24,772,072 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

March 31, 2026

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

ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset-Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework
CECL	Current expected credit losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
DEI	Diversity, equity and inclusion
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
ESG	Environmental, social and governance
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Atlanta
FRB	Federal Reserve Bank
FOMC	Federal Open Market Committee
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
HTM	Held-to-maturity
IRLC	Interest rate lock commitments
LHFI	Loans held for investment
LHFS	Loans held for sale
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NII	Net interest income
NASDAQ	National Association of Securities Dealers Automated Quotations
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
PRN	Pro re nata
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$8,360	$9,690
Interest-bearing deposits in other financial institutions	151,521	133,917
Total cash and cash equivalents	159,881	143,607
Securities available-for-sale, at fair value (amortized cost of $175,717 and $174,226, respectively)	171,877	171,377
Securities held-to-maturity, at amortized cost (fair value of $6,343 and $6,560, respectively)	6,792	6,981
Loans held for sale, at fair value	181,715	166,066
Loans held for sale, at lower of cost or market	41,465	—
Total loans held for sale	223,180	166,066
Loans held for investment, collateralizing secured borrowings	14,516	14,843
Loans held for investment	3,381,850	3,268,840
Less: allowance for credit losses	(46,381)	(45,883)
Net loans	3,349,985	3,237,800
Stock in Federal Reserve Bank and Federal Home Loan Bank	24,162	14,185
Bank premises and equipment, net	5,924	6,070
Operating lease right-of-use assets	64,781	65,596
Cloud computing arrangement assets, net	4,460	5,239
Goodwill	93,459	93,459
Bank-owned life insurance	76,958	68,969
Deferred tax assets, net	14,593	14,683
Investment in Panacea Financial Holdings, Inc. common stock	6,899	6,899
Accrued interest on loans and investments	19,830	19,222
Other assets	33,887	27,235
Total assets	$4,256,668	$4,047,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$541,168	$554,442
Interest-bearing deposits:
NOW accounts	844,528	862,735
Money market accounts	778,366	740,886
Savings accounts	942,847	922,337
Time deposits	316,156	315,185
Total interest-bearing deposits	2,881,897	2,841,143
Total deposits	3,423,065	3,395,585
Securities sold under agreements to repurchase	3,525	3,552
Secured borrowings	14,450	14,773
FHLB advances	230,000	25,000
Junior subordinated debt	9,941	9,929
Senior subordinated notes	59,370	86,233
Operating lease liabilities	60,832	61,340
Other liabilities	28,287	28,080
Total liabilities	3,829,470	3,624,492
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,851,621 shares issued and 24,772,072 shares outstanding at March 31, 2026, and 24,774,934 shares issued and 24,695,385 shares outstanding at December 31, 2025	248	247
Additional paid in capital	316,840	316,509
Retained earnings	114,370	109,617
Treasury stock, at cost 79,549 shares at March 31, 2026 and December 31, 2025	(807)	(807)
Accumulated other comprehensive loss	(3,453)	(2,670)
Total Primis stockholders' equity	427,198	422,896
Total liabilities and stockholders' equity	$4,256,668	$4,047,388

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Interest and dividend income:
Interest and fees on loans	$50,134	$44,964
Interest and dividends on taxable securities	1,882	1,811
Interest and dividends on tax exempt securities	29	95
Interest and dividends on other earning assets	1,481	853
Total interest and dividend income	53,526	47,723
Interest expense:
Interest on deposits	18,502	19,392
Interest on other borrowings	2,950	1,967
Total interest expense	21,452	21,359
Net interest income	32,074	26,364
Provision for credit losses	1,549	1,596
Net interest income after provision for credit losses	30,525	24,768

Noninterest income:
Account maintenance and deposit service fees	1,246	1,339
Income from bank-owned life insurance	472	425
Gains on Panacea Financial Holdings investment	—	24,578
Mortgage banking income	10,760	5,615
Gains on sale of loans	567	—
Consumer Program derivative income (loss)	396	(292)
Other noninterest income	114	670
Total noninterest income	13,555	32,335

Noninterest expenses:
Salaries and benefits	19,556	17,941
Occupancy expenses	2,552	1,428
Furniture and equipment expenses	2,065	1,857
Virginia franchise tax expense	611	577
FDIC insurance assessment	738	793
Data processing expense	2,188	2,849
Marketing expense	760	514
Telephone and communication expense	311	287
Loss on bank premises and equipment and assets held for sale	—	106
Professional fees	1,860	2,225
Miscellaneous lending expenses	728	834
Other operating expenses	2,385	3,105
Total noninterest expenses	33,754	32,516
Income before income taxes	10,326	24,587
Income tax expense	3,014	5,553
Net income	7,312	19,034
Net loss attributable to noncontrolling interests	—	3,602
Net income attributable to Primis' common stockholders	$7,312	$22,636

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	$(991)	$4,572
Income tax expense (benefit) related to other comprehensive income	(208)	960
Other comprehensive income (loss), net of tax	(783)	3,612
Comprehensive income	$6,529	$26,248
Earnings per share, basic	$0.30	$0.92
Earnings per share, diluted	$0.30	$0.92

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31, 2026
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Total
Balance - December 31, 2025	24,695,385	$247	$316,509	$109,617	$(807)	$(2,670)	$—	$422,896
Net income	—	—	—	7,312	—	—	—	7,312
Other comprehensive income	—	—	—	—	—	(783)	—	(783)
Dividends on common stock ($0.10 per share)	—	—	—	(2,559)	—	—	—	(2,559)
Stock option exercises	9,300	1	112	—	—	—	—	113
Restricted stock granted	67,387	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	219	—	—	—	—	219
Balance - March 31, 2026	24,772,072	$248	$316,840	$114,370	$(807)	$(3,453)	$—	$427,198

	For the Three Months Ended March 31, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - December 31, 2024	24,722,734	$247	$314,694	$58,047	$—	$(21,232)	$13,226	$364,982
Net income (loss)	—	—	—	22,636	—	—	(3,602)	19,034
Other comprehensive income	—	—	—	—	—	3,612	—	3,612
Panacea Financial Holdings, Inc. deconsolidation	—	—	—	—	—	—	(9,624)	(9,624)
Dividends on common stock ($0.10 per share)	—	—	—	(2,472)	—	—	—	(2,472)
Stock-based compensation expense	—	—	31	—	—	—	—	31
Balance - March 31, 2025	24,722,734	$247	$314,725	$78,211	$—	$(17,620)	$—	$375,563

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$7,312	$19,034
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	3,395	2,228
Net amortization of premiums and (accretion of discounts)	(38)	88
Provision for credit losses	1,549	1,596
Originations of loans held for sale	(390,092)	(152,361)
Proceeds from sales of loans originated to sell	343,737	190,778
Net gains on loans held for sale	(7,300)	(3,604)
Net gains on mortgage banking	(3,460)	(2,011)
Net gains on sale of loans originated as held for investment	(567)	—
Loss on bank premises and equipment and assets held for sale	—	106
Earnings on bank-owned life insurance	(472)	(425)
Stock-based compensation expense	113	31
Gains on Panacea Financial Holdings investment	—	(24,578)
Deferred income tax expense	298	4,106
Net increase in other assets	(8,642)	(3,282)
Net increase (decrease) in other liabilities	(195)	2,687
Net cash and cash equivalents (used in) provided by operating activities	(54,362)	34,393
Investing activities:
Purchases of securities available-for-sale	(8,265)	(8,604)
Proceeds from paydowns, maturities and calls of securities available-for-sale	6,770	7,290
Proceeds from paydowns, maturities and calls of securities held-to-maturity	185	288
Net (increase) decrease in FRB and FHLB stock	(9,977)	54
Net change in loans held for investment	(120,487)	(78,256)
Proceeds from sales of loans initially originated to be held for investment	7,366	50,994
Purchase of bank-owned life insurance	(7,516)	—
Proceeds from sales of bank premise and equipment and assets held for sale	—	748
Purchases of bank premises and equipment	(204)	—
Purchases of other investments	—	179
Net decrease in other investments	80	—
Net cash and cash equivalents (used in) provided by investing activities	(132,048)	(27,307)
Financing activities:
Net increase (decrease) in deposits	27,480	(11,710)
(Decrease) increase in securities sold under agreements to repurchase	(27)	101
Repayments of secured borrowings, net	(323)	(466)
Cash dividends paid on common stock	(2,559)	(2,472)
Proceeds from exercised stock options	113	—
Increase in short-term FHLB advances	205,000	—
Repayment of senior subordinated notes	(27,000)	—
Net cash and cash equivalents provided by (used in) financing activities	202,684	(14,547)
Net change in cash and cash equivalents	16,274	(7,461)
Cash and cash equivalents at beginning of period	143,607	64,505
Cash and cash equivalents at end of period	$159,881	$57,044
Supplemental disclosure of cash flow information
Cash payments (receipts) for:
Interest	$21,127	$22,199
Income taxes	$(524)	$—
Supplemental schedule of noncash activities:
Loans held for sale transferred to held for investment	$—	$152,092
Assets held for sale transferred to other assets	$—	$2,221
Deconsolidation of Panacea Financial Holdings, Inc.	$—	$9,624

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1.      ACCOUNTING POLICIES

The Company

Primis Financial Corp. (NASDAQ: FRST) is the bank holding company for Primis Bank, a Virginia state-chartered bank, that commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of March 31, 2026, Primis Bank had 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Headquartered in McLean, Virginia, the Company has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. PMC, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry. PFH was deconsolidated from the Company on March 31, 2025, and their operating results were included in the Company’s consolidated operating results during the three months ended March 31, 2025.

Basis of Financial Information

The accounting policies and practices of Primis and its subsidiaries conform to GAAP and follow general practices within the banking industry. A discussion of the Company’s material accounting policies is located in our 2025 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation. None of these reclassifications had a material effect on the Company’s financial statements. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” contained in Item 8 “Financial Statements and Supplementary Data” in the Company’s 2025 Form 10-K for additional information on the Company’s accounting policies. There have not been any significant changes to the Company’s accounting policies from those disclosed in the Company’s 2025 Form 10-K that could have a material effect on the Company’s financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Primis and its subsidiaries, Primis Bank and PMC. The results of operations for PFH are included in the Company’s results of operations until its deconsolidation as of March 31, 2025. Significant inter-company accounts and transactions have been eliminated in consolidation. Primis consolidates subsidiaries in which it holds, directly or indirectly, more than 50 percent of the voting rights or where it exercises control. Entities where Primis holds 20 to 50 percent of the voting rights, or has the ability to exercise significant influence, or both, are accounted for under the equity method. Primis owns EVB Statutory Trust I (the “Trust”), which is an unconsolidated subsidiary and the junior subordinated debt owed to the Trust is reported as a liability of Primis.

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

Basis of Presentation

The unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with GAAP for interim financial information and instructions for Form 10-Q and follow general practice within the banking industry. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of the interim periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2025 Form 10-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities, the credit impairment of investment securities, the mortgage banking derivatives, interest rate swap derivatives, the valuation of goodwill, and deferred tax assets. Management monitors and continually reassess these at each reporting period.

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

As of March 31, 2026, the gross amounts of interest rate swap derivative assets and liabilities were $27 thousand and $142 thousand, respectively, and are recorded net in other assets on the consolidated balance sheets. As of December 31, 2025, the gross amounts of interest rate swap derivative assets and liabilities were $100 thousand and $300 thousand, respectively, and are recorded net in other assets on the consolidated balance sheets. One of the Company’s three interest rate swaps matured in May of 2025 and the remaining two swaps mature in May and August of 2026, respectively.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$668,155	$150,074	$74	$690,274	$150,178	$178

Recent Accounting Pronouncements

There are no accounting pronouncements issued since December 31, 2025 that the Company currently believes would have a material impact to the Company’s financial position or results of operations upon the pronouncement’s effective date.

2.      INVESTMENT SECURITIES

The amortized cost and fair value of AFS investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows ($ in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2026
Residential government-sponsored mortgage-backed securities	$72,966	$72	$(1,123)	$71,915
Obligations of states and political subdivisions	5,775	7	(555)	5,227
Corporate securities	7,000	—	(230)	6,770
Residential government-sponsored collateralized mortgage obligations	65,554	323	(249)	65,628
Agency commercial mortgage-backed securities	18,089	—	(2,015)	16,074
SBA pool securities	6,333	6	(76)	6,263
Total	$175,717	$408	$(4,248)	$171,877

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2025
Residential government-sponsored mortgage-backed securities	$72,178	$279	$(651)	$71,806
Obligations of states and political subdivisions	6,320	5	(547)	5,778
Corporate securities	7,000	—	(421)	6,579
Residential government-sponsored collateralized mortgage obligations	63,216	607	(16)	63,807
Agency commercial mortgage-backed securities	19,013	—	(2,048)	16,965
SBA pool securities	6,499	7	(64)	6,442
Total	$174,226	$898	$(3,747)	$171,377

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities HTM were as follows ($ in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
March 31, 2026
Residential government-sponsored mortgage-backed securities	$5,273	$2	$(411)	$—	$4,864
Obligations of states and political subdivisions	1,519	—	(40)	—	1,479
Total	$6,792	$2	$(451)	$—	$6,343

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2025
Residential government-sponsored mortgage-backed securities	$5,462	$2	$(397)	$—	$5,067
Obligations of states and political subdivisions	1,519	—	(26)	—	1,493
Total	$6,981	$2	$(423)	$—	$6,560

AFS investment securities of $8 million and $9 million were purchased during the three months ended March 31, 2026 and 2025, respectively. No HTM investments were purchased during the three months ended March 31, 2026 and 2025. No investment securities were sold during the three months ended March 31, 2026 and 2025.

The amortized cost and fair value of AFS and HTM investment securities as of March 31, 2026, by contractual maturity, were as follows ($ in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$605	$601	$—	$—
Due in one to five years	6,220	6,187	1,014	992
Due in five to ten years	4,745	4,158	505	487
Due after ten years	1,205	1,051	—	—
Residential government-sponsored mortgage-backed securities	72,966	71,915	5,273	4,864
Residential government-sponsored collateralized mortgage obligations	65,554	65,628	—	—
Agency commercial mortgage-backed securities	18,089	16,074	—	—
SBA pool securities	6,333	6,263	—	—
Total	$175,717	$171,877	$6,792	$6,343

Investment securities with a carrying amount of approximately $168 million and $26 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta and repurchase agreements.

Management measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Regarding U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. Regarding securities issued by states and political subdivisions and other HTM securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of March 31, 2026, Primis did not have a material allowance for credit losses on HTM securities.

As of March 31, 2026 and December 31, 2025, there were 45 and 40, respectively, of investment securities AFS that were in an unrealized loss position. The unrealized losses related to investment securities AFS as of March 31, 2026 and December 31, 2025, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit loss. Primis has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses.

The following tables present information regarding investment securities AFS and HTM in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025 by duration of time in a loss position ($ in thousands):

	Less than 12 months		12 Months or More		Total
March 31, 2026	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$57,307	$(521)	$4,772	$(602)	$62,079	$(1,123)
Obligations of states and political subdivisions	—	—	3,770	(555)	3,770	(555)
Corporate securities	—	—	6,770	(230)	6,770	(230)
Residential government-sponsored collateralized mortgage obligations	32,858	(249)	—	—	32,858	(249)
Agency commercial mortgage-backed securities	—	—	16,075	(2,015)	16,075	(2,015)
SBA pool securities	3,891	(57)	1,788	(19)	5,679	(76)
Total	$94,056	$(827)	$33,175	$(3,421)	$127,231	$(4,248)

	Less than 12 months		12 Months or More		Total
March 31, 2026	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$4,799	$(411)	$4,799	$(411)
Obligations of states and political subdivisions	—	—	899	(40)	899	(40)
Total	$—	$—	$5,698	$(451)	$5,698	$(451)

	Less than 12 months		12 Months or More		Total
December 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$27,502	$(43)	$4,802	$(608)	$32,304	$(651)
Obligations of states and political subdivisions	—	—	4,323	(547)	4,323	(547)
Corporate securities	—	—	6,579	(421)	6,579	(421)
Residential government-sponsored collateralized mortgage obligations	14,090	(16)	—	—	14,090	(16)
Government-sponsored agency securities	—	—	—	—	—	—
Agency commercial mortgage-backed securities	—	—	16,965	(2,048)	16,965	(2,048)
SBA pool securities	—	—	6,004	(64)	6,004	(64)
Total	$41,592	$(59)	$38,673	$(3,688)	$80,265	$(3,747)

	Less than 12 months		12 Months or More		Total
December 31, 2025	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$5,001	$(397)	$5,001	$(397)
Obligations of states and political subdivisions	—	—	913	(26)	913	(26)
Total	$—	$—	$5,914	$(423)	$5,914	$(423)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Loans held for sale, at fair value	$181,715	$166,066
Loans held for sale, at lower of cost or market	41,465	—
Total loans held for sale	$223,180	$166,066

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$534,897	$510,088
Commercial real estate - non-owner occupied	540,154	567,091
Secured by farmland	2,386	3,408
Construction and land development	151,426	131,757
Residential 1-4 family	560,711	576,866
Multi-family residential	150,475	140,261
Home equity lines of credit	61,786	61,738
Total real estate loans	2,001,835	1,991,209

Commercial loans (2)	1,104,438	970,492
Paycheck Protection Program loans	1,716	1,719
Consumer loans	283,605	315,407
Total Non-PCD loans	3,391,594	3,278,827
PCD loans	4,772	4,856
Total loans held for investment	$3,396,366	$3,283,683
(1)	Includes $6 million related to loans collateralizing secured borrowings as of both March 31, 2026 and December 31, 2025.
(2)	Includes $9 million related to loans collateralizing secured borrowings as of both March 31, 2026 and December 31, 2025.

Consumer Program Loans

The Company had $82 million and $90 million of amortized cost balance of loans outstanding in the Consumer Program as of March 31, 2026 and December 31, 2025, respectively, or 2% and 3%, respectively of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the consumer loans category disclosures in this footnote. As of March 31, 2026, 1% of the loans were in a promotional period requiring no payment of interest, with approximately 50% of these promotional loan periods ending through the second quarter of 2026.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $19 million and $18 million as of March 31, 2026 and December 31, 2025, respectively, and is included in other assets in the consolidated balance sheets.

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, Primis considers the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to the Company’s collateral position. Regulatory provisions typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of March 31, 2026 and December 31, 2025 ($ in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
March 31, 2026	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$6,040	$3,130	$1,411	$10,581	$524,316	$534,897
Commercial real estate - non-owner occupied	30,716	39,130	685	70,531	469,623	540,154
Secured by farmland	—	—	—	—	2,386	2,386
Construction and land development	17	12,261	389	12,667	138,759	151,426
Residential 1-4 family	6,336	606	1,994	8,936	551,775	560,711
Multi- family residential	—	498	—	498	149,977	150,475
Home equity lines of credit	209	64	66	339	61,447	61,786
Commercial loans	3,479	4,240	21,460	29,179	1,075,259	1,104,438
Paycheck Protection Program loans	—	3	1,713	1,716	—	1,716
Consumer loans	1,985	1,326	237	3,548	280,057	283,605
Total Non-PCD loans	48,782	61,258	27,955	137,995	3,253,599	3,391,594
PCD loans	—	—	—	—	4,772	4,772
Total	$48,782	$61,258	$27,955	$137,995	$3,258,371	$3,396,366

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2025	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$5,187	$188	$1,412	$6,787	$503,301	$510,088
Commercial real estate - non-owner occupied	31,069	48,022	—	79,091	488,000	567,091
Secured by farmland	—	—	—	—	3,408	3,408
Construction and land development	12,259	407	—	12,666	119,091	131,757
Residential 1-4 family	2,071	498	2,274	4,843	572,023	576,866
Multi- family residential	1,544	—	—	1,544	138,717	140,261
Home equity lines of credit	80	58	—	138	61,600	61,738
Commercial loans	2,384	20,642	1,972	24,998	945,494	970,492
Paycheck Protection Program loans	3	—	1,714	1,717	2	1,719
Consumer loans	2,095	1,101	149	3,345	312,062	315,407
Total Non-PCD loans	56,692	70,916	7,521	135,129	3,143,698	3,278,827
PCD loans	—	—	—	—	4,856	4,856
Total	$56,692	$70,916	$7,521	$135,129	$3,148,554	$3,283,683

The amortized cost, by class, of loans and leases on nonaccrual status as of March 31, 2026 and December 31, 2025, was as follows ($ in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
March 31, 2026	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$1,411	$462	$1,873	$548
Commercial real estate - non-owner occupied	685	39,129	39,814	360
Secured by farmland	—	249	249	249
Construction and land development	389	123	512	512
Residential 1-4 family	1,994	3,561	5,555	5,555
Home equity lines of credit	66	436	502	502
Commercial loans	2,951	31,413	34,364	8,697
Consumer loans	237	677	914	914
Total Non-PCD loans	7,733	76,050	83,783	17,337
PCD loans	—	1,166	1,166	1,166
Total	$7,733	$77,216	$84,949	$18,503

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2025	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$1,412	$472	$1,884	$559
Commercial real estate - non-owner occupied	—	39,841	39,841	360
Secured by farmland	—	275	275	275
Construction and land development	—	499	499	499
Residential 1-4 family	2,274	3,846	6,120	6,120
Home equity lines of credit	—	498	498	498
Commercial loans	1,972	31,661	33,633	8,661
Consumer loans	149	730	879	879
Total Non-PCD loans	5,807	77,822	83,629	17,851
PCD loans	—	1,194	1,194	1,193
Total	$5,807	$79,016	$84,823	$19,044

There were $2 million of PPP loans greater than 90 days past due and still accruing as of both March 31, 2026 and December 31, 2025.

The following table presents nonaccrual loans as of March 31, 2026 by class and year of origination ($ in thousands):

								Revolving Loans
							Revolving	Converted
	2026	2025	2024	2023	2022	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$87	$1,786	$—	$—	$1,873
Commercial real estate - non-owner occupied	—	—	—	—	324	39,490	—	—	39,814
Secured by farmland	—	—	—	—	—	249	—	—	249
Construction and land development	—	—	—	—	—	512	—	—	512
Residential 1-4 family	—	721	112	—	517	3,841	67	297	5,555
Home equity lines of credit	—	—	—	—	—	—	502	—	502
Commercial loans	—	1	8,504	209	22,086	1,370	2,077	117	34,364
Consumer loans	—	7	25	107	479	291	—	5	914
Total non-PCD nonaccruals	—	729	8,641	316	23,493	47,539	2,646	419	83,783
PCD loans	—	—	—	—	—	1,166	—	—	1,166
Total nonaccrual loans	$—	$729	$8,641	$316	$23,493	$48,705	$2,646	$419	$84,949

Interest received on nonaccrual loans was $722 thousand for the three months ended March 31, 2026, and immaterial for the three months ended March 31, 2025.

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

The following table provides a summary of the amortized cost basis of loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025 and the related percentage of the class of the loan portfolio period-end balance by the type of modification as of March 31, 2026 and 2025, excluding Consumer Program loans ($ in thousands):

	For the three months ended March 31, 2026						For the three months ended March 31, 2025
	Payment Deferral		Interest Only Payment Periods		Total		Payment Deferral		Interest Only Payment Periods		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Commercial real estate - non-owner occupied	$—	—%	$7,047	1.30%	$7,047	1.30%	$—	—%	$—	—%	$—	—%
Total	$—	—%	$7,047		$7,047	0.21%	$—	—%	$—		$—	—%

The following table depicts the performance of loans as of March 31, 2026, at amortized cost, that have been modified to borrowers experiencing financial difficulty in the last 12 months ($ in thousands):

	Payment Status
	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$2,124	$—	$—	$—
Commercial real estate - non-owner occupied	7,047	30,716	39,129	—
Multi- family residential	—	—	498	—
Commercial loans	23,262	—	476	—
Total	$32,433	$30,716	$40,103	$—

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

The following table provides a summary of the loan modifications to Consumer Program borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025, by the type of modification ($ in thousands):

	For the three months ended March 31, 2026				For the three months ended March 31, 2025
		Total	Average	Average			Average	Average
		Amortized	Term	Rate Change		Total	Term	Rate Change
	# of	Cost	Adjustment	of Modified	# of	Amount	Adjustment	of Modified
	Loans	Modified	(Years)	Loans	Loans	Modified	(Years)	Loans
Term and Interest Rate	55	$715	3.1	(6.78)%	—	$—	—	—%
Term only	—	$—	—	N/A %	145	$1,809	3.3	N/A %
Principal Forgiveness	24	$158	N/A	N/A %	50	$524	N/A	N/A %

The following table provides a status as of March 31, 2026 of the amortized cost of Consumer Program loans modified in the last 12 months by the type of modification ($ in thousands):

	Term and
	Interest
	Rate	Term	Principal
Status	Modifications	Modifications	Modifications
Current	$5,598	$90	$103
1-30 days past due	$445	$—	$—
31-60 days past due	$391	$7	$—
61-90 days past due	$308	$17	$55

Credit Quality Indicators

For each class of loan, the primary credit quality indicator used for evaluating credit quality and estimating the ACL is risk rating categories of Pass, Pass/Watch, Special Mention, Substandard, and Doubtful. Through its system of internal controls, Primis evaluates and segments loan portfolio credit quality using regulatory definitions for Pass, Special Mention, Substandard, and Doubtful. Special Mention loans are considered “criticized”, while loans classified as Substandard or Doubtful are considered “classified”.

The risk levels, as described below, do not necessarily follow the regulatory definitions of risk levels with the same name. A general description of the characteristics of the risk levels follows:

Pass is determined by the following criteria:

●	Risk rated 1 loans have little or no risk and are generally secured by cash or cash equivalents;
●	Risk rated 2 loans have minimal risk to well qualified borrowers and no significant questions as to safety;
●	Risk rated 3 loans are satisfactory loans with strong borrowers and secondary sources of repayment;
●	Risk rated 4 loans are satisfactory loans with borrowers not as strong as risk rated 3 loans and may exhibit a greater degree of financial risk based on the type of business supporting the loan.

In the first quarter of 2026, the Company expanded its risk grade matrix to include Risk Grade 5 – “Pass/Watch” that is determined by the following criteria:

●	Risk rated 5 loans are pass loans that warrant more than the normal level of supervision and have the possibility of an event occurring that may weaken the borrower’s ability to repay.

Special Mention is determined by the following criteria:

●	Risk rated 6 loans are special mention loans that have increasing potential weaknesses beyond those at which the loan originally was granted and if not addressed could lead to inadequately protecting the Company’s credit position.

Substandard is determined by the following criteria:

●	Risk rated 7 loans are substandard loans and are inadequately protected by the current sound worth or paying capacity of the obligor or the collateral pledged. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful is determined by the following criteria:

●	Risk rated 8 loans are doubtful of collection and the possibility of loss is high, but pending specific borrower plans for recovery, its classification as a loss is deferred until its more exact status is determined.
●	Risk rated 9 loans are loans which are considered uncollectable and of such little value that their continuance as bankable assets is not warranted.

In monitoring credit quality trends in the context of assessing the appropriate level of the ACL on loans, the Company monitors portfolio credit quality by the weighted-average risk grade of each class of loan.

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of March 31, 2026 ($ in thousands):

									Revolving
									Loans
								Revolving	Converted
	2026	2025	2024		2023	2022	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$23,755	$76,358		$52,928	$66,836	$68,601	$225,757	$970	$7,975	$523,180
Pass/Watch	149	—		—	—	3,421	988	—	—	4,558
Special Mention	—	—		—	—	87	3,159	—	—	3,246
Substandard	—	—		—	—	—	3,913	—	—	3,913
Doubtful	—	—		—	—	—	—	—	—	—
	$23,904	$76,358		$52,928	$66,836	$72,109	$233,817	$970	$7,975	$534,897
Current period gross charge offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.49	3.29		3.21	3.57	3.46	3.48	3.54	3.74	3.44
Commercial real estate - nonowner occupied
Pass	$6,971	$15,853		$21,436	$27,564	$21,296	$315,248	$7,483	$3,286	$419,137
Pass/Watch	—	—		—	—	—	562	—	—	562
Special Mention	—	6		—	—	17,272	4,274	—	—	21,552
Substandard	—	—		—	—	324	98,579	—	—	98,903
Doubtful	—	—		—	—	—	—	—	—	—
	$6,971	$15,859		$21,436	$27,564	$38,892	$418,663	$7,483	$3,286	$540,154
Current period gross charge offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	2.98	3.18		3.75	3.78	4.82	4.45	3.56	2.98	4.34
Secured by farmland
Pass	$160	$215		$18	$—	$—	$1,454	$493	$46	$2,386
Pass/Watch	—	—		—	—	—	—	—	—	—
Special Mention	—	—		—	—	—	—	—	—	—
Substandard	—	—		—	—	—	—	—	—	—
Doubtful	—	—		—	—	—	—	—	—	—
	$160	$215		$18	$—	$—	$1,454	$493	$46	$2,386
Current period gross charge offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	3.91		4.00	N/A	N/A	3.99	3.90	2.83	3.94
Construction and land development
Pass	$14,739	$77,064		$11,705	$7,325	$32,837	$6,783	$461	$—	$150,914
Pass/Watch	—	—		—	—	—	—	—	—	—
Special Mention	—	—		—	—	—	—	—	—	—
Substandard	—	—		—	—	—	512	—	—	512
Doubtful	—	—		—	—	—	—	—	—	—
	$14,739	$77,064		$11,705	$7,325	$32,837	$7,295	$461	$—	$151,426
Current period gross charge offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.84	3.12		3.02	3.87	3.63	3.60	3.65	N/A	3.36
Residential 1-4 family
Pass	$18,034	$56,401		$22,673	$21,085	$132,307	$296,286	$5,433	$2,606	$554,825
Pass/Watch	—	—		—	—	—	—	—	—	—
Special Mention	—	—		—	—	—	268	—	—	268
Substandard	—	721		112	—	517	3,904	67	297	5,618
Doubtful	—	—		—	—	—	—	—	—	—
	$18,034	$57,122		$22,785	$21,085	$132,824	$300,458	$5,500	$2,903	$560,711
Current period gross charge offs	$—	$—	$		$—	$—	$5	$—	$—	$5
Weighted average risk grade	3.31	3.10		3.11	3.11	3.05	3.15	3.10	3.87	3.13
Multi- family residential
Pass	$1,987	$7,257		$—	$437	$29,125	$104,703	$5,768	$—	$149,277
Pass/Watch	—	—		—	—	—	—	—	—	—
Special Mention	431	—		—	—	—	1	—	—	432
Substandard	—	—		—	—	—	498	—	268	766
Doubtful	—	—		—	—	—	—	—	—	—
	$2,418	$7,257		$—	$437	$29,125	$105,202	$5,768	$268	$150,475
Current period gross charge offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.36	4.00		N/A	3.00	3.39	3.38	3.75	7.00	3.45
Home equity lines of credit
Pass	$—	$589		$210	$399	$376	$604	$58,192	$104	$60,474
Pass/Watch	—	—		—	—	—	—	736	—	736
Special Mention	—	—		—	—	—	—	—	6	6
Substandard	—	—		—	—	—	—	570	—	570
Doubtful	—	—		—	—	—	—	—	—	—
	$—	$589		$210	$399	$376	$604	$59,498	$110	$61,786
Current period gross charge offs	$—	$—		$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	3.00		3.00	3.00	3.00	3.09	3.09	3.65	3.09

											Revolving
											Loans
										Revolving	Converted
	2026	2025	2024		2023		2022		Prior	Loans	To Term	Total
Commercial loans
Pass	$469,828	$164,338		$78,642		$52,940		$136,798	$41,769	$87,366	$7,845	$1,039,526
Pass/Watch	83	422		929		—		3,271	28	3,177	—	7,910
Special Mention	—	4,999		—		4		747	2,495	13,512	862	22,619
Substandard	—	—		956		208		22,086	1,398	2,069	117	26,834
Doubtful	—	—		7,549		—		—	—	—	—	7,549
	$469,911	$169,759		$88,076		$53,152		$162,902	$45,690	$106,124	$8,824	$1,104,438
Current period gross charge offs	$—	$—	$		$			$—	$—	$—	$	$—
Weighted average risk grade	3.02	3.48		3.68		3.52		3.60	3.83	3.72	4.02	3.36
Paycheck Protection Program loans
Pass	$—	$—		$—		$—		$—	$1,716	$—	$—	$1,716
Pass/Watch	—	—		—		—		—	—	—	—	—
Special Mention	—	—		—		—		—	—	—	—	—
Substandard	—	—		—		—		—	—	—	—	—
Doubtful	—	—		—		—		—	—	—	—	—
	$—	$—		$—		$—		$—	$1,716	$—	$—	$1,716
Current period gross charge offs	$—	$—		$—		$—	$		$—	$—	$—	$—
Weighted average risk grade	N/A	N/A		N/A		N/A		N/A	2.00	N/A	N/A	2.00
Consumer loans
Pass	$3,651	$15,813		$37,704		$33,707		$164,917	$18,972	$7,488	$511	$282,763
Pass/Watch	—	—		—		—		—	—	—	—	—
Special Mention	—	—		1		8		54	27	—	—	90
Substandard	—	7		12		84		434	210	—	5	752
Doubtful	—	—		—		—		—	—	—	—	—
	$3,651	$15,820		$37,717		$33,799		$165,405	$19,209	$7,488	$516	$283,605
Current period gross charge offs	$—	$102		$701		$1,070		$586	$137	$—	$—	$2,596
Weighted average risk grade	4.00	23.11		9.33		10.86		4.29	20.06	2.46	4.03	7.81
PCD
Pass	$—	$—		$—		$—		$—	$2,388	$—	$—	$2,388
Pass/Watch	—	—		—		—		—	—	—	—	—
Special Mention	—	—		—		—		—	1,098	—	—	1,098
Substandard	—	—		—		—		—	1,286	—	—	1,286
Doubtful	—	—		—		—		—	—	—	—	—
	$—	$—		$—		$—		$—	$4,772	$—	$—	$4,772
Current period gross charge offs	$—	$—		$—		$—		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A		N/A		N/A		N/A	5.17	N/A	N/A	5.17
Total	$539,788	$420,043		$234,875		$210,597		$634,470	$1,138,880	$193,785	$23,928	$3,396,366
Current period gross charge offs	$—	$102		$701		$1,070		$586	$142	$—	$—	$2,601
Weighted average risk grade	3.08	4.06		4.40		4.72		3.71	4.04	3.46	3.80	3.86

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2025 ($ in thousands):

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$70,931	$53,252	$62,228	$72,651	$58,092	$176,323	$1,407	$8,028	$502,912
Special Mention	—	—	—	—	—	3,165	—	—	3,165
Substandard	—	—	—	87	187	3,737	—	—	4,011
Doubtful	—	—	—	—	—	—	—	—	—
	$70,931	$53,252	$62,228	$72,738	$58,279	$183,225	$1,407	$8,028	$510,088
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.32	3.21	3.54	3.41	3.42	3.46	3.46	3.74	3.42
Commercial real estate - nonowner occupied
Pass	$15,950	$21,700	$42,907	$27,724	$41,446	$282,205	$11,365	$3,315	$446,612
Special Mention	—	—	—	17,276	—	4,379	—	—	21,655
Substandard	—	—	—	—	98,562	262	—	—	98,824
Doubtful	—	—	—	—	—	—	—	—	—
	$15,950	$21,700	$42,907	$45,000	$140,008	$286,846	$11,365	$3,315	$567,091
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.20	3.74	3.61	3.85	5.22	3.70	3.71	2.98	4.07
Secured by farmland
Pass	$406	$21	$—	$—	$—	$2,031	$616	$59	$3,133
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	275	—	—	275
Doubtful	—	—	—	—	—	—	—	—	—
	$406	$21	$—	$—	$—	$2,306	$616	$59	$3,408
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.95	4.00	N/A	N/A	N/A	4.23	3.93	2.92	4.12
Construction and land development
Pass	$69,022	$12,971	$7,081	$34,816	$166	$6,741	$461	$—	$131,258
Special Mention	—	—	—	—	—	499	—	—	499
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$69,022	$12,971	$7,081	$34,816	$166	$7,240	$461	$—	$131,757
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.10	3.00	3.90	3.63	3.99	3.51	3.65	N/A	3.30
Residential 1-4 family
Pass	$53,742	$38,550	$23,232	$141,982	$123,591	$182,506	$4,861	$2,663	$571,127
Special Mention	—	—	—	—	—	267	—	—	267
Substandard	—	115	—	517	—	4,003	283	554	5,472
Doubtful	—	—	—	—	—	—	—	—	—
	$53,742	$38,665	$23,232	$142,499	$123,591	$186,776	$5,144	$3,217	$576,866
Current period gross charge offs	$—	$—	$67	$—	$—	$5	$—	$—	$72
Weighted average risk grade	3.06	3.34	3.10	3.09	3.04	3.21	3.22	3.94	3.14
Multi- family residential
Pass	$7,009	$—	$440	$21,344	$22,656	$82,644	$5,384	$—	$139,477
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	513	—	271	784
Doubtful	—	—	—	—	—	—	—	—	—
	$7,009	$—	$440	$21,344	$22,656	$83,157	$5,384	$271	$140,261
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	N/A	3.00	3.17	3.23	3.41	3.82	6.00	3.39
Home equity lines of credit
Pass	$562	$215	$420	$355	$312	$325	$58,893	$107	$61,189
Special Mention	—	—	—	—	—	(1)	—	—	(1)
Substandard	—	—	—	—	—	(2)	540	12	550
Doubtful	—	—	—	—	—	—	—	—	—
	$562	$215	$420	$355	$312	$322	$59,433	$119	$61,738
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.17	3.06	3.71	3.06
Commercial loans
Pass	$169,480	$399,604	$55,482	$143,884	$25,566	$19,446	$92,493	$8,292	$914,247
Special Mention	4,994	—	—	769	2,278	1	13,510	885	22,437
Substandard	—	30	212	22,281	383	1,156	2,065	132	26,259
Doubtful	—	7,549	—	—	—	—	—	—	7,549
	$174,474	$407,183	$55,694	$166,934	$28,227	$20,603	$108,068	$9,309	$970,492
Current period gross charge offs	$—	$—	$2	$28	$—	$—	$—	$732	$762
Weighted average risk grade	3.44	3.12	3.45	3.41	3.92	3.46	3.52	3.92	3.33

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$—	$849	$870	$—	$—	$1,719
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$849	$870	$—	$—	$1,719
Current period gross charge offs	$—	$—	$—	$—	$173	$—	$—	$—	$173
Weighted average risk grade	N/A	N/A	N/A	N/A	2.00	2.00	N/A	N/A	2.00
Consumer loans
Pass	$10,533	$96,784	$14,093	$152,174	$16,843	$2,590	$20,868	$534	$314,419
Special Mention	—	—	3	28	—	17	—	—	48
Substandard	—	10	86	517	315	2	—	10	940
Doubtful	—	—	—	—	—	—	—	—	—
	$10,533	$96,794	$14,182	$152,719	$17,158	$2,609	$20,868	$544	$315,407
Current period gross charge offs	$264	$3,255	$13,490	$15,838	$402	$68	$9	$—	$33,326
Weighted average risk grade	4.00	4.00	3.03	2.69	3.08	4.01	2.20	4.04	3.16
PCD
Pass	$—	$—	$—	$—	$—	$2,426	$—	$—	$2,426
Special Mention	—	—	—	—	—	1,113	—	—	1,113
Substandard	—	—	—	—	—	1,317	—	—	1,317
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$4,856	$—	$—	$4,856
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.67	N/A	N/A	4.67
Total	$402,629	$630,801	$206,184	$636,405	$391,246	$778,810	$212,746	$24,862	$3,283,683
Current period gross charge offs	$264	$3,255	$13,559	$15,866	$575	$73	$9	$732	$34,333
Weighted average risk grade	3.33	3.29	3.46	3.20	3.95	3.50	3.27	3.76	3.42

Revolving loans that were converted to term loans during the three months ended March 31, 2026 and 2025 were as follows ($ in thousands):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Commercial real estate - non-owner occupied	$—	$16
Residential 1-4 family	—	167
Commercial loans	62	946
Total loans	$62	$1,129

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure were $1 million at both March 31, 2026 and December 31, 2025.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of March 31, 2026 and December 31, 2025, calculated in accordance with ASC 326 ($ in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
March 31, 2026	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,344	$3,249	$1	$1,165	$5,797	$667	$405	$5,761	$3,220	$—	$25,609
Q-factor and other qualitative adjustments	375	1,117	4	62	771	665	23	621	296	—	3,934
Specific allocations	334	10,487	—	—	112	—	—	5,670	235	—	16,838
Total	$6,053	$14,853	$5	$1,227	$6,680	$1,332	$428	$12,052	$3,751	$—	$46,381

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,915	$3,796	$1	$689	$6,070	$709	$408	$5,597	$3,650	$—	$25,835
Q-factor and other qualitative adjustments	433	1,109	29	59	670	659	20	443	395	—	3,817
Specific allocations	334	10,424	—	—	112	—	—	5,157	204	—	16,231
Total	$5,682	$15,329	$30	$748	$6,852	$1,368	$428	$11,197	$4,249	$—	$45,883

Activity in the allowance for credit losses by class of loan for the three months ended March 31, 2026 and 2025 is summarized below ($ in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
For the Three Months Ended	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
March 31, 2026	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,682	$15,329	$30	$748	$6,852	$1,368	$428	$11,197	$4,249	$—	$45,883
Provision (recovery)	371	(478)	(25)	479	(167)	(36)	(1)	780	626	—	1,549
Charge offs	—	—	—	—	(5)	—	—	—	(2,596)	—	(2,601)
Recoveries	—	2	—	—	—	—	1	75	1,472	—	1,550
Ending balance	$6,053	$14,853	$5	$1,227	$6,680	$1,332	$428	$12,052	$3,751	$—	$46,381

For the Three Months Ended
March 31, 2025
Allowance for credit losses:
Beginning balance	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724
Provision (recovery)	(202)	(54)	2	(116)	(282)	(132)	(75)	511	1,969	(25)	1,596
Charge offs	—	—	—	—	—	—	—	(206)	(14,128)	—	(14,334)
Recoveries	—	—	—	—	—	—	1	—	3,034	—	3,035
Ending balance	$5,697	$6,912	$22	$1,087	$6,537	$1,488	$459	$11,099	$10,500	$220	$44,021

Generally, a commercial loan, or a portion thereof, is charged-off when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to the collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Losses on installment loans are recognized in accordance with regulatory guidelines. All other consumer loan losses are recognized when delinquency exceeds 120 cumulative days except for the Consumer Program loans that are charged-off once they become 90 days past due.

The following table presents the principal balance of loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$3,728	$334	$3,737	$334
Commercial real estate - non-owner occupied	98,904	10,487	98,922	10,424
Secured by farmland	249	—	275	—
Construction and land development	389	—	389	—
Residential 1-4 family	3,439	112	5,129	112
Multi- family residential	766	—	784	—
Commercial loans	33,778	5,670	33,034	5,157
Consumer loans	11,377	235	15,057	204
Total non-PCD loans	152,630	16,838	157,327	16,231
PCD loans	4,772	—	4,856	-
Total loans	$157,402	$16,838	$162,183	$16,231

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the “as is” value of the collateral, normally from recently received and reviewed appraisals.

The Company calculates expected credit losses on collateral-dependent loans as described when foreclosure is probable and also elects to apply it in instances when foreclosure is not probable as allowed by ASC 326.

Commercial real estate, loans secured by farmland, construction and land development, residential 1-4 family, multi-family, and home equity line of credit loans are secured by liens on real estate properties. Commercial loans are secured by business assets (inventory, equipment, receivables), residential real estate, and other non-real estate collateral. There have been no significant changes in collateral securing any of our collateral-dependent loans from December 31, 2025 to March 31, 2026.  The following table presents a breakdown between loans at amortized cost that were evaluated on an individual basis and identified as collateral dependent loans and non-collateral dependent loans, by loan portfolio segment and their collateral value as of March 31, 2026 and December 31, 2025 ($ in thousands).

	March 31, 2026		December 31, 2025
		Non		Non
	Collateral	Collateral	Collateral	Collateral
	Dependent	Dependent	Dependent	Dependent
	Assets (1)	Assets (1)	Assets (1)	Assets (1)
Commercial real estate - owner occupied	$3,461	$—	$3,485	$—
Commercial real estate - non-owner occupied	30,231	69,845	30,015	70,431
Secured by farmland	517	—	1,146	—
Construction and land development	389	—	389	—
Residential 1-4 family	4,144	—	5,848	—
Multi- family residential	1,197	—	786	—
Commercial loans	33,609	—	32,889	—
Total loans	$73,548	$69,845	$74,558	$70,431

Collateral value	$85,388	$—	$84,823	$—
(1)	Loan balances include PCD loans and are presented net of SBA guarantees.

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Average pull through rates	90.3%	82.8%
Average costs to originate	1.3%	1.3%

The following summarizes derivative and non-derivative financial instruments as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$2,977	$281,344
Derivative liabilities	$—	$—

	March 31, 2026
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$461	$33,094

	December 31, 2025
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,389	$52,702
Derivative liabilities	$121	$132,500

	December 31, 2025
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$169	$15,100
(1)	Pull through rate adjusted.

The notional amounts of mortgage loans held for sale not committed to investors was $102 million and $90 million as of March 31, 2026 and December 31, 2025, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$71,915	$—	$71,915	$—
Obligations of states and political subdivisions	5,227	—	5,227	—
Corporate securities	6,770	—	6,770	—
Residential government-sponsored collateralized mortgage obligations	65,628	—	65,628	—
Agency commercial mortgage-backed securities	16,074	—	16,074	—
SBA pool securities	6,263	—	6,263	—
	171,877	—	171,877	—
Loans held for investment	150,074	—	150,074	—
Loans held for sale, at fair value	181,715	—	181,715	—
Mortgage banking financial assets	461	—	—	461
Mortgage banking derivative assets	2,977	—	—	2,977
Investment in Panacea Financial Holdings, Inc. common stock	6,899	—	—	6,899
Total assets	$514,003	$—	$503,666	$10,337

Liabilities:
Interest rate swaps, net	$115	$—	$115	$—

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$71,806	$—	$71,806	$—
Obligations of states and political subdivisions	5,778	—	5,778	—
Corporate securities	6,579	—	6,579	—
Residential government-sponsored collateralized mortgage obligations	63,807	—	63,807	—
Government-sponsored agency securities	—	—	—	—
Agency commercial mortgage-backed securities	16,965	—	16,965	—
SBA pool securities	6,442	—	6,442	—
	171,377	—	171,377	—
Loans held for investment	150,178	—	150,178	—
Loans held for sale, at fair value	166,066	—	166,066	—
Consumer Program derivative	159	—	—	159
Mortgage banking financial assets	169	—	—	169
Mortgage banking derivative assets	1,389	—	—	1,389
Investment in Panacea Financial Holdings, Inc. common stock	6,899	—	—	6,899
Total assets	$496,237	$—	$487,621	$8,616

Liabilities:
Interest rate swaps, net	$214	$—	$214	$—
Mortgage banking derivative liabilities	121	—	—	121
Total liabilities	$335	$—	$214	$121

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$76,875	$—	$—	$76,875
Loans held for sale, at lower of cost or market	41,465	41,465	—	—
Assets held for sale	776	—	—	776

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,879	$—	$—	$66,879
Assets held for sale	776	—	—	776

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels of financial instruments were as follows  for the periods indicated ($ in thousands):

		March 31, 2026		December 31, 2025
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$159,881	$159,881	$143,607	$143,607
Securities available-for-sale	Level 2	171,877	171,877	171,377	171,377
Securities held-to-maturity	Level 2	6,792	6,343	6,981	6,560
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	24,162	24,162	14,185	14,185
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	3,349,985	3,295,401	3,237,800	3,182,264
Loans held for sale, at fair value	Level 2	181,715	181,715	166,066	166,066
Loans held for sale, at lower of cost or market	Level 1	41,465	42,605	—	—
Mortgage banking financial assets	Level 3	461	461	169	169
Mortgage banking derivative assets	Level 3	2,977	2,977	1,389	1,389
Investment in Panacea Financial Holdings, Inc. common stock	Level 3	6,899	6,899	6,899	6,899
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,385,696	$1,385,696	$1,417,177	$1,417,177
Money market and savings accounts	Level 2	1,721,213	1,721,213	1,663,223	1,663,223
Time deposits	Level 3	316,156	314,198	315,185	313,792
Securities sold under agreements to repurchase	Level 1	3,525	3,525	3,552	3,552
Interest rate swaps, net	Level 2	115	115	214	214
FHLB advances	Level 1	230,000	230,000	25,000	25,000
Junior subordinated debt	Level 2	9,941	11,957	9,929	12,151
Senior subordinated notes	Level 2	59,370	62,025	86,233	90,813
Secured borrowings	Level 3	14,450	14,450	14,773	14,773
Mortgage banking derivative liabilities	Level 3	—	—	121	121

The carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale at fair value, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, Consumer Program derivative, interest rate swaps, demand deposits and NOW accounts, savings accounts, money market accounts, FHLB advances, secured borrowings and securities sold under agreements to repurchase.

The fair value of junior subordinated debt and senior subordinated notes are based on current rates for similar financing. Carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. Fair value of off-balance-sheet items is not considered material. The fair value of net loans, loans held for sale at the lower of cost or market, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion. The net loans that use level 2 inputs are related to the portfolio of loans underlying interest rate swaps.

6.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, the Company accounts for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under the lease contracts.

As of March 31, 2026 and December 31, 2025, the Company had operating lease liabilities totaling $61 million and right-of-use assets totaling $65 million and $66 million, respectively, reflected in our condensed consolidated balance sheets related to these leases. The Company does not currently have any financing leases. For the three months ended March 31, 2026 and 2025, net operating lease costs were $2 million and $1 million, respectively. These net operating lease costs are reflected in occupancy expenses on the condensed consolidated statements of income.

The following table presents other information related to operating leases:

	March 31, 2026	March 31, 2025
Other information:
Weighted-average remaining lease term - operating leases, in years	17.4	5.9
Weighted-average discount rate - operating leases	8.4%	4.0%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	March 31, 2026
Lease payments due:
2026	$5,407
2027	7,253
2028	7,168
2029	6,641
2030	5,883
Thereafter	91,751
Total lease payments	124,103
Less: imputed interest	(63,271)
Lease liabilities	$60,832

As of March 31, 2026, the Company did not have any operating lease that has not yet commenced that would create additional lease liabilities and right-of-use assets. The amount of expense related to short-term leases recognized for the three months ended March 31, 2026 and 2025 was immaterial.

7.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of both March 31, 2026 and December 31, 2025 was $4 million.

As of March 31, 2026 and December 31, 2025, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $7 million and $6 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

Other borrowings consist of the following ($ in thousands):

	March 31,	December 31,
	2026	2025

FHLB collateral advances	$230,000	$25,000
Secured borrowings	14,450	14,773
Securities sold under agreements to repurchase	3,525	3,552
Total	$247,975	$18,325

Weighted average interest rate at year end	4.05%	4.94%

As of March 31, 2026, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $662 million from the FHLB, of which the Company has the full amount available to borrow less our current advances outstanding.

The Bank has the ability to borrow from the Federal Reserve discount window borrowing program. As of March 31, 2026, the Bank had borrowing capacity of $493 million within the program but has not utilized it.

In 2017, the Company assumed $10 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of March 31, 2026 and December 31, 2025, there was $10 million outstanding, net of approximately $369 thousand and $381 thousand of debt issuance costs as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the interest rate payable on the trust preferred securities was 6.89% and 6.91%, respectively. As of March 31, 2026, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27 million of its fixed-to-floating rate senior Subordinated Notes due 2027. The Company repaid these notes on January 31, 2026.

On August 25, 2020, Primis completed the sale of $60 million of its fixed-to-floating rate Subordinated Notes due 2030. Interest is payable on these notes at a floating rate equal to Three-Month Term SOFR, plus a spread of 531 basis points. As of March 31, 2026 and December 31, 2025, 80% of these notes qualified as Tier 2 capital.

As of both March 31, 2026, and December 31, 2025, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled approximately $1 million.

Secured Borrowings

The balance of secured borrowings was $14 million and $15 million as of March 31, 2026 and December 31, 2025, respectively. The Company did not transfer any principal balance of loans to another financial institution during the three months ended March 31, 2026 or during the year ended December 31, 2025, that were accounted for as secured borrowings. The remaining amortized cost balance of the underlying loans was $15 million as of both March 31, 2026 and December 31, 2025. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of March 31, 2026 and December 31, 2025, and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”. The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three months ended March 31, 2026. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

A summary of stock option activity for the three months ended March 31, 2026, follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Yrs)	(in thousands)
Options outstanding, beginning of period	17,800	$11.99	0.5	$—
Exercised	(9,300)	11.99
Options outstanding, end of period	8,500	$11.99	0.2	$—

Exercisable at end of period	8,500	$11.99	0.2	$—

There was no stock-based compensation expense associated with stock options for the three months ended March 31, 2026 and 2025. As of March 31, 2026, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock award activity for the three months ended March 31, 2026, follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested restricted stock outstanding, beginning of period	60,250	$12.97	3.0
Vested	(17,650)	13.59
Unvested restricted stock outstanding, end of period	42,600	$12.71	3.0

Stock-based compensation expense for time vested restricted stock awards totaled $67 thousand and $31 thousand for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, unrecognized compensation expense associated with restricted stock awards was $504 thousand, which is expected to be recognized over the remaining contractual term.

A summary of performance-based restricted stock units (the “Units”) for the three months ended March 31, 2026, follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested Units outstanding, beginning of period	319,960	$12.36	1.3
Vested	(67,387)	14.58
Forfeited	(3,526)	13.52
Unvested Units outstanding, end of period	249,047	11.74	1.3

These Units are subject to service and performance conditions and vest based on the achievement of both conditions. Achievement of the performance condition will be determined at the end of the five-year performance period for awards granted prior to 2025 by evaluating the: (1) Company’s adjusted earnings per share compound annual growth measured for the performance period and (2) performance factor achieved. Achievement of the performance condition will be determined at the end of the three-year performance period for awards granted in 2025 by evaluating the: (1) Company’s return on average assets versus peers; (2) growth in noninterest bearing deposits versus peers; (3) total shareholder return versus peers; and (4) performance factor achieved. Payouts between performance levels will be determined based on straight line interpolation. Upon vesting, payout will be primarily Company common shares but based on the terms of the award and performance factor achieved some payouts may be in cash.

The Company recognized $42 thousand and zero stock-based compensation expense during the three months ended March 31, 2026, and 2025, respectively, as a result of the probability of a portion of the Units vesting. The potential unrecognized compensation expense associated with these Units was approximately $2 million and $3 million as of March 31, 2026 and December 31, 2025, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amounts recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had letters of credit outstanding totaling $19 million and $20 million as of March 31, 2026 and December 31, 2025, respectively.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and letters of credit is based on the contractual amount of these instruments. Primis uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, Primis does not require collateral or other security to support financial instruments with credit risk.

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

The following table details activity in the allowance for credit losses on off-balance sheet credit exposures ($ in thousands):

	2026	2025
Balance as of January 1	$1,006	$1,121
(Benefit) provision for credit losses	(136)	13
Balance as of March 31	$870	$1,134

Commitments

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments are made predominately for adjustable rate loans and generally have fixed expiration dates of up to three months or other termination clauses and usually require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Primis evaluates each customer’s creditworthiness on a case-by-case basis.

The Company had $215 million in mortgage loan commitments outstanding as of March 31, 2026, related to approved mortgage loan applications, although not all approved applications will ultimately fund.

As of March 31, 2026 and December 31, 2025, the Company had unfunded lines of credit and undisbursed construction loan funds totaling $588 million and $567 million, respectively, not all of which are expected to be drawn. Virtually all of the unfunded lines of credit and undisbursed construction loan funds are variable rate instruments. The amount of certificate of deposit accounts maturing in less than one year was $278 million as of March 31, 2026. Management anticipates that funding requirements for these commitments will be met in the normal course of business.

Primis also had outstanding commitments under subscription agreements entered into for investments in non-marketable equity securities of $1 million as of both March 31, 2026 and December 31, 2025.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations ($ in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2026
Basic EPS	$7,312	24,665	$0.30
Effect of dilutive stock options and unvested restricted stock	—	50	—
Diluted EPS	$7,312	24,715	$0.30

For the three months ended March 31, 2025
Basic EPS	$22,636	24,707	$0.92
Effect of dilutive stock options and unvested restricted stock	—	16	—
Diluted EPS	$22,636	24,723	$0.92

The Company had 7,589 and 35,800 anti-dilutive options as of March 31, 2026 and March 31, 2025, respectively.

11.         SEGMENT INFORMATION

The Company’s reportable operating segments are determined based on its internal organizational structure, which is overseen by the CEO, the Company’s designated Chief Operating Decision Maker. While the CEO consults with key members of his leadership team, the ultimate responsibility for making operational decisions and resource allocations resides with the CEO. For the three months ended March 31, 2026 and 2025, the Company’s internal organizational structure and resulting management reporting was concentrated around the Bank and Primis Mortgage, which resulted in the Company determining these to be its two reportable segments.

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

Primis Bank. This segment specializes in providing financing services to businesses in various industries along with consumer and residential loans to individuals. The segment also provides deposit-related services to businesses, non-profits, municipalities, and individual consumers. The primary source of revenue for this segment is interest income from the origination of loans, while the primary expenses are interest expenses on deposits, provisions for credit losses, personnel costs, and data processing expenses.

Primis Mortgage. This segment specializes in originating mortgages in a majority of the U.S. The primary source of revenue for this segment is noninterest income generated from the origination and sale of mortgage loans, while the primary expense of the segment is personnel costs.

The following table provides financial information for the Company's reportable segments. In addition to the Company’s two reportable segments as described above, the caption “Other” has been included to provide reconciliation of the Company’s consolidated results and includes operational costs that are not a part of the two reportable segments but don’t qualify to be considered a separate reportable segment. “Other” primarily includes the Primis Bank Holding Company and PFH (for the three months ended March 31, 2025), which are generally cost centers to the consolidated entity, along with elimination adjustments to reconcile the results of the reportable segments to the consolidated financial statements prepared in conformity with GAAP.

	As of and for the three months ended March 31, 2026
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$2,376	$51,105	$45	$53,526
Interest expense	—	19,584	1,868	21,452
Net interest income (loss)	2,376	31,521	(1,823)	32,074
Provision for credit losses	16	1,533	—	1,549
Net interest income (loss) after provision for credit losses	2,360	29,988	(1,823)	30,525

Noninterest income:
Mortgage banking income	10,760	—	—	10,760
Other noninterest income	—	2,795	—	2,795
Total noninterest income	10,760	2,795	—	13,555

Noninterest expenses:
Salaries and benefits	8,712	10,601	243	19,556
Data processing expense	266	1,922	—	2,188
Other operating expenses	1,506	10,401	103	12,010
Total noninterest expenses	10,484	22,924	346	33,754
Income before income taxes	2,636	9,859	(2,169)	10,326
Income tax expense	617	2,091	306	3,014
Net income attributable to Primis' common stockholders	$2,019	$7,768	$(2,475)	$7,312

Total assets	$209,722	$4,231,148	$(184,202)	$4,256,668
(1)	Other includes Primis Bank Holding Company and intercompany eliminations.

	As of and for the three months ended March 31, 2025
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$1,056	$46,617	$50	$47,723
Interest expense	—	19,691	1,668	21,359
Net interest income	1,056	26,926	(1,618)	26,364
Provision for credit losses	—	1,596	—	1,596
Net interest income (loss) after provision for credit losses	1,056	25,330	(1,618)	24,768

Noninterest income:
Mortgage banking income	5,722	(107)	—	5,615
Other noninterest income	—	1,831	24,889	26,720
Total noninterest income	5,722	1,724	24,889	32,335

Noninterest expenses:
Salaries and benefits	4,680	9,686	3,575	17,941
Data processing expense	131	2,718	—	2,849
Other operating expenses	970	9,267	1,489	11,726
Total noninterest expenses	5,781	21,671	5,064	32,516
Income before income taxes	997	5,383	18,207	24,587
Income tax expense	225	1,116	4,212	5,553
Net income	772	4,267	13,995	19,034
Net loss attributable to noncontrolling interests	—	—	3,602	3,602
Net income attributable to Primis' common stockholders	$772	$4,267	$17,597	$22,636

Total assets	$89,531	$3,665,760	$(57,981)	$3,697,310
(1)	Other includes Primis Bank Holding Company, PFH, and intercompany eliminations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for the three months ended March 31, 2026, are not necessarily indicative of results that may be achieved for any other period. The emphasis of this discussion will be on the three months ended March 31, 2026, compared to the three months ended March 31, 2025 for the condensed consolidated income statements. For the condensed consolidated balance sheets, the emphasis of this discussion will be the balances as of March 31, 2026 compared to December 31, 2025. This discussion and analysis contain statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy and federal monetary policy, which continue to impact the outlook for future economic growth (including an economic downturn or recession), including the U.S. imposition of tariffs on other countries and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial Division, digital banking platform, V1BE fulfillment service, Mortgage Warehouse lending, and Primis Mortgage Company, as well as with respect to use and implementation of artificial intelligence and our cost saving projects to reduce technology vendor expenses and administrative and branch expenses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;
●	changes in the local economies in our market areas which adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

●	changes in interest rates, inflation, stagflation, loan demand, real estate values, commodity prices, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	the implementation of a regulatory reform agenda under the presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	the potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;
●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, civil unrest, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to expediently remediate our existing material weakness in our internal controls deemed ineffective;
●	failure to maintain effective internal controls and procedures, including the ability to remediate identified material weakness in internal control over financial reporting expediently;

●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	risks related to DEI and ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;
●	negative publicity and the impact on our reputation;
●	our ability to realize the value of derivative assets that are recorded at fair value due to changes in fair value driven by actual results being materially different than our assumptions;
●	our ability to grow the mortgage warehouse business and achievement of certain margin results; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the SEC under the Exchange Act.

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

OVERVIEW

Primis Financial Corp. is the bank holding company for Primis Bank, a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. Primis Bank has 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications.  As of March 31, 2026, Primis had $4.3 billion in total assets, $3.4 billion in total loans held for investment, $3.4 billion in total deposits and $427 million in total stockholders’ equity.

We organized the core bank and lines of business in a way that we believe will drive premium operating results. Our strategy centers on growing earning assets, growing non-interest deposits, and achieving higher production and profitability in our retail mortgage business and the first quarter of 2026 was reflective of progress in these areas.

OPERATIONAL HIGHLIGHTS

Executive Overview

Our growth strategy is focused on driving higher production and profitability in four key areas of the company identified as the core community bank, mortgage warehouse, Panacea financial lending, and PMC. The following highlights key metrics from these four areas during the first quarter of 2026:

Core Community Bank

●	$66 million of closed loans in the first quarter of 2026 with a pipeline of $123 million as of March 31, 2026.
●	Low concentrations of investor commercial real estate loans, making up just 25% of total loans as of March 31, 2026.
●	The core Bank’s cost of deposits was 1.59% in the first quarter of 2026, compared to 1.83% in the first quarter of 2025. Approximately 23% of the core Bank’s deposit base as of March 31, 2026, are noninterest bearing deposits.
●	The core Bank had zero brokered deposits.

Panacea Financial Division of the Bank

●	Outstanding loan balances grew 10% to $600 million during the three months ended March 31, 2026 from $544 million as of December 31, 2025. The balance as of March 31, 2026 included $38 million classified as HFS that subsequently sold in April 2026.
●	Outstanding deposits were $153 million as of March 31, 2026, up 20% from December 31, 2025.

Mortgage Warehouse

●	Outstanding loan balances as of March 31, 2026 were $460 million, up 45% from $318 million as of December 31, 2025.
●	Mortgage warehouse funded on average approximately 12% of its outstanding loans with associated customer noninterest bearing deposit balances during the three months ended March 31, 2026.

Primis Mortgage Company

●	Funded loan volume was $367 million in the first quarter of 2026, up 122% from the first quarter of 2025.
●	Pre-tax earnings was $2 million during the three months ended March 31, 2026 compared to $800 thousand during the three months ended March 31, 2025, an increase of 162%.

Funding for many of our strategies (all of the above excluding the core community bank) is provided exclusively by the Bank’s digital platform powered by what we believe is one of the safest and most functional deposit accounts in the nation. Because of the scalability of the platform, there is significantly less pressure on the core community bank to provide this funding and risk the profitable, decades old relationships with core customers. The digital platform ended the first quarter of 2026 with approximately $1.0 billion of deposits with a cost of deposits of 3.79%. The digital platform successfully grew business accounts in 2026 with small business balances reaching $28 million as of March 31, 2026, up substantially from $16 million at December 31, 2025. Over 1,200 of our digital accounts have come from referrals from other customers and approximately 81% of our consumer accounts have been with the Bank for over two years.

SUMMARY OF FINANCIAL RESULTS

Results of Operations Highlights

The quarter ended March 31, 2026 was strong, earning $7 million, or $0.30 basic and diluted earnings per common share, compared to net income available to common shareholders of $23 million, or $0.92 basic and diluted earnings per common share, for the three months ended March 31, 2025. Net income available to common shareholders included $25 million in one-time gains related to the deconsolidation of PFH during the three months ended March 31, 2025. When excluding the one-time gains, net income available to common shareholders grew $9 million in the first quarter of 2026 when compared to the same quarter last year.

The key financial drivers of the year over year results are noted in the following table with additional discussions following the table ($ in thousands).

Three Months Ended
March 31, 2026
compared to
March 31, 2025
Favorable (unfavorable) change
Net interest income	$5,710
Provision for credit losses	47
Noninterest income	(18,780)
Noninterest expenses	(1,238)
Provision for income taxes	2,539
Noncontrolling interest	(3,602)
Net income attributable to Primis' common stockholders	$(15,324)

●	The net interest income increase was driven by an increase in interest and dividend income and flat interest expense in 2026 compared to 2025. The interest income increases were driven primarily by $400 million higher average loans held for investment balances, while we maintained flat interest expense due to lower rates on interest bearing deposit accounts despite a growth in those accounts of $144 million. We also grew noninterest bearing deposits by an average of $87 million from the three months ended March 31, 2025 to March 31, 2026, reducing the need to seek additional higher cost borrowings.
●	Net interest margin increased to 3.43% for the three months ended March 31, 2026, compared to 3.15% for the three months ended March 31, 2025. Continued rebuilding of earning asset levels coupled with favorable deposit pricing was responsible for the improvement during the first quarter of 2026.
●	Noninterest income declined by $19 million during the three month period of 2026 compared to 2025 primarily driven by the $25 million one-time gain on de-consolidation of PFH. When excluding the one-time gain, noninterest income grew $8 million driven by $5 million higher mortgage banking income, $700 thousand higher Consumer Program derivative income, and $600 thousand higher loan sale gains. The increase in mortgage banking income gains was a result of 122% increase in funded loan volume and subsequent sale of a large amount of these funded loans during the quarter along with a $2 million increase in fair value gains on the portfolio in the first quarter of 2026 compared to the same quarter in 2025.
●	Noninterest expense increased $1 million, or 4%, primarily due to increases in personnel and occupancy expenses. Personnel expenses grew primarily as a result of PMC due to the significant growth of the business year-over-year and occupancy expenses grew primarily as a result of increased lease expense related to the sale-leaseback transaction in December of 2025. We experienced declines in most remaining noninterest expense categories, led by $700 thousand less data processing and $700 thousand less other operating expenses, as a result of our new data processing contract executed in the second half of 2025 and continued overall expense discipline across the company.

Balance Sheet Highlights

●	Total assets increased to $4.3 billion, or 5%, as of March 31, 2026 when compared to December 31, 2025 primarily due to growth in PMC, Mortgage Warehouse, and the Panacea Division that drove growth in LHFI and LHFS.
●	Total LHFI as of March 31, 2026 were $3.4 billion, an increase of $113 million, or 3%, from December 31, 2025. The increase was led by growth in the Mortgage Warehouse loans of $142 million since December 31, 2025.
●	Total deposits increased $28 million or 1%, from December 31, 2025 to March 31, 2026. Increases were seen in money market and savings, partially offset by declines in NOW and noninterest bearing demand accounts. Growth was partially driven by increased Mortgage Warehouse business and Panacea Division deposit account balances. We have no wholesale deposit funding as of March 31, 2026.
●	The ratio of gross loans (excluding loans held for sale) to deposits increased to 99.2% as of March 31, 2026, from 96.7% as of December 31, 2025.
●	Allowance for credit losses to total loans was down 3 basis points to 1.37% as of March 31, 2026, compared to 1.40% as of December 31, 2025. The decline was driven by continued decline in promo and overall balances in the Consumer Program portfolio and a changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements.
●	Asset quality declined from year end with nonperforming assets as a percentage of total assets (excluding SBA guarantees) at 2.35% as of March 31, 2026, compared to 2.03% as of December 31, 2025, a 32 basis point change. This decline was primarily driven by one commercial relationship comprising two loans that became 90 days past due as of March 31, 2026, but were still accruing. The borrower subsequently made multiple payments in April that brought the loans under 40 days past due. Excluding this relationship, our asset quality was stable from December 31, 2025 to March 31, 2026.
●	Our capital ratios continued to exceed requirements to be considered well capitalized as of March 31, 2026, with decreases in Common Equity Tier 1 and Tier 1 and total risk-based capital of 18, 19 and 39 basis points, respectively, compared to December 31, 2025.

RESULTS OF OPERATIONS

Net Income

Net income available to common shareholders for the three months ended March 31, 2026 totaled $7 million, or $0.30 basic and diluted earnings per share, compared to $23 million, or $0.92 basic and diluted earnings per share, for the three months ended March 31, 2025. Net income available to common shareholders during the three months ended March 31, 2025 included a $25 million one-time gain related to the deconsolidation of PFH. When excluding the one-time gain, net income available to common shareholders grew $9 million in the first quarter of 2026 when compared to the same quarter last year and reflects an increase in noninterest income of $6 million primarily due to higher mortgage banking income in the first quarter of 2026 driven by growth of PMC and higher loan sales and related gains. The results also reflect a $6 million increase in net interest income driven by an increase in interest and dividend income primarily from higher average loans held for investment balances. These are partially offset by an increase in noninterest expenses of $1 million driven by personnel expenses due to growth in PMC and a decrease in noncontrolling income of $4 million. Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

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

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated:

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	March 31, 2026			March 31, 2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	($ amounts in thousands)

Assets
Interest-earning assets:
Loans held for sale	$159,007	$2,376	6.06%	$170,509	$2,564	6.10%
Loans, net of deferred fees (1) (2)	3,297,456	47,758	5.87%	2,897,481	42,400	5.93%
Investment securities	176,582	1,911	4.39%	245,216	1,906	3.15%
Other earning assets	161,199	1,481	3.73%	86,479	853	4.00%
Total earning assets	3,794,244	53,526	5.72%	3,399,685	47,723	5.69%
Allowance for credit losses	(45,204)			(47,039)
Total non-earning assets	306,670			288,951
Total assets	$4,055,710			$3,641,597

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$838,845	$4,244	2.05%	$805,522	$4,515	2.27%
Money market accounts	750,380	4,539	2.45%	788,067	5,420	2.79%
Savings accounts	922,152	7,202	3.17%	754,304	6,418	3.45%
Time deposits	316,281	2,517	3.23%	335,702	3,039	3.67%
Total interest-bearing deposits	2,827,658	18,502	2.65%	2,683,595	19,392	2.93%
Borrowings	181,185	2,950	6.60%	116,955	1,967	6.82%
Total interest-bearing liabilities	3,008,843	21,452	2.89%	2,800,550	21,359	3.09%
Noninterest-bearing liabilities:
Demand deposits	533,570			446,404
Other liabilities	86,090			38,280
Total liabilities	3,628,503			3,285,234
Primis common stockholders' equity	427,207			344,381
Noncontrolling interest	—			11,982
Total stockholders' equity	427,207			356,363
Total liabilities and stockholders' equity	$4,055,710	$32,074		$3,641,597	$26,364
Interest rate spread			2.83%			2.60%
Net interest margin			3.43%			3.15%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $32 million for the three months ending March 31, 2026, compared to $26 million for the three months ended March 31, 2025. Net interest income increased primarily as a result of higher average net loans balances in the first quarter of 2026 compared to same period in prior year while rates over this same time remained relatively stable. Interest expense remained relatively flat due to lower rates on interest bearing deposit accounts despite deposit growth in the current year. Our net interest margin for the three months ending March 31, 2026 was 3.43%, compared to 3.15% for the three months ending March 31, 2025. Continued rebuilding of earning asset levels coupled with favorable deposit pricing was responsible for the improvement during the first quarter of 2026. Margin increased by 28 basis points primarily from higher average interest-earning asset balances and higher net interest income when comparing the three months ending March 31, 2026 to the three months ending March 31, 2025.

●	Average earning assets increased by $395 million, or 12%, primarily due to an increase in average total loans of $388 million, or 13%, and growth in other earning assets of $75 million, or 86%, partially offset by a decrease in average investment securities of $69 million, or 28%. Average earning asset balances were driven higher by a $400 million increase in average loans held for investment balances which was primarily a result of continued growth of average Panacea Division loans and Mortgage Warehouse loans during the three months ended March 31, 2026 compared to the same period in 2025.
●	Average interest-bearing liabilities increased by $208 million largely due to growth in average savings deposit balances of $168 million. We also experienced growth in NOW and demand deposits of $33 million, partially offset by declines in average money market deposit accounts of $38 million and time deposit balances of $19 million. The increase in demand deposits was driven by growth in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Rates on average interest-bearing deposits declined 28 basis points in total, despite a growth in those accounts, due to lower rates on interest bearing deposit accounts. Interest paid on average borrowings increased $1 million due to an increase of $64 million in average borrowings compared to the first quarter of the prior year.
●	Yields on average interest earning assets increased by 3 basis points comparing the three months ended March 31, 2026 to 2025. The increase was primarily driven by higher yields on investments of 124 basis points during the three months ending March 31, 2026 compared to the three months ending March 31, 2025 due to the reinvestment in higher yielding securities in fourth quarter of 2025. Partially offsetting higher investment yields was a decrease in yield on other earning assets of 27 basis points. Yields on interest-bearing liabilities declined by 20 basis points during the three months ending March 31, 2026 compared to the three months ending March 31, 2025, primarily driven by the decline in benchmark borrowing rates over that time.

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

For both the three months ended March 31, 2026 and 2025, we had a provision for credit losses of $2 million. The provision was flat when comparing the three months ended March 31, 2026 to March 31, 2025 as a result of provision increases in our commercial, commercial owner occupied, and warehouse loan portfolio growth being largely offset by net charge-offs in the consumer loan portfolio. See additional discussion in the Asset Quality section of this MD&A.

The Financial Condition section of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025	Change
Account maintenance and deposit service fees	$1,246	$1,339	$(93)
Income from bank-owned life insurance	472	425	47
Gain on Panacea Financial Holdings investment	—	24,578	(24,578)
Mortgage banking income	10,760	5,615	5,145
Gains on sale of loans	567	—	567
Consumer Program derivative income (loss)	396	(292)	688
Other noninterest income	114	670	(556)
Total noninterest income	$13,555	$32,335	$(18,780)

Noninterest income decreased 58% to $14 million for the three months ended March 31, 2026, compared to $32 million for the three months ended March 31, 2025. Noninterest income included a $25 million one-time gain related to the deconsolidation of PFH during the three months ended March 31, 2025. When excluding the one-time gain, noninterest income for the three months ended March 31, 2026 grew $8 million compared to the same period in 2025. The increase was primarily driven by $5 million of higher income from mortgage banking activity during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The 92% increase in mortgage banking income was related to an increase in funded loan volume and subsequent sale of a large amount of these funded loans during the first quarter of 2026 along with a $2 million increase in fair value gains on the portfolio in the first quarter of 2026 compared to the same quarter in 2025.

Noninterest income also had increases year-over-year as a result of gains on sale of loans of $567 thousand during the three months ended March 31, 2026, primarily related to the sale of the guaranteed portion of SBA loans driven by the Panacea Division. Consumer Program related income increased $688 thousand, driven by positive fair value adjustments on the related derivative in the first quarter of 2026 compared to negative adjustments in the same quarter in 2025. Noninterest income from the Consumer Program is expected to be increasingly immaterial going forward as promotional loans continue to decline. Meanwhile, we anticipate additional gains from loan sales during the remainder of the year generated by the Panacea Division.

Income from bank-owned life insurance increased $47 thousand for the three months ended March 31, 2026 compared to March 31, 2025. The Company is currently in the process of restructuring its bank-owned life insurance portfolio which is anticipated to improve noninterest income by approximately $1.2 million annually, beginning late in the second quarter of 2026.

Noninterest Expense

	For the Three Months Ended
	March 31,
($ in thousands)	2026	2025	Change
Salaries and benefits	$19,556	$17,941	$1,615
Occupancy expenses	2,552	1,428	1,124
Furniture and equipment expenses	2,065	1,857	208
Virginia franchise tax expense	611	577	34
FDIC insurance assessment	738	793	(55)
Data processing expense	2,188	2,849	(661)
Marketing expense	760	514	246
Telephone and communication expense	311	287	24
Loss on bank premises and equipment and assets held for sale	—	106	(106)
Professional fees	1,860	2,225	(365)
Miscellaneous lending expenses	728	834	(106)
Other operating expenses	2,385	3,105	(720)
Total noninterest expenses	$33,754	$32,516	$1,238

Noninterest expenses increased 4% to $34 million during the three months ended March 31, 2026, compared to $33 million during the three months ended March 31, 2025. The increase was primarily driven by higher salaries and benefits expenses and occupancy expenses, partially offset by declines in most of our other noninterest expense categories.

Salaries and benefits expenses increased $2 million during the three months ended March 31, 2026, compared to the same period in 2025. PMC accounted for most of the growth in salaries and benefits due to the significant growth of the business in the last year.

Occupancy expenses grew $1 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily as a result of increased lease expense related to the sale-leaseback transaction executed in December of 2025.

Data processing expense decreased $661 thousand during the three months ended March 31, 2026, compared to the same period in 2025 driven by the reduced cost of data processing for our core loan and deposit system as a result of renegotiating our core data processing contract with our vendor in the second half of 2025.

Professional fees decreased $365 thousand in the first quarter of 2026 compared to the first quarter of 2025 primarily due to legal, accounting, and audit related costs in the current year starting to normalize after the prior year increases that were attributable to specific non-recurring accounting events. Other operating expenses decreased $720 thousand during the three months ended March 31, 2026, compared to the same period in 2025 attributable to continued overall general  expense discipline across the company.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31,	December 31,
	2026	2025	Change
Total cash and cash equivalents	$159,881	$143,607	$16,274
Securities available-for-sale	171,877	171,377	500
Securities held-to-maturity	6,792	6,981	(189)
Loans held for sale, at fair value	181,715	166,066	15,649
Loans held for sale, at lower of cost or market	41,465	—	41,465
Net loans	3,349,985	3,237,800	112,185
Other assets	344,953	321,557	23,396
Total assets	$4,256,668	$4,047,388	$209,280

Total deposits	$3,423,065	$3,395,585	$27,480
Borrowings	317,286	139,487	177,799
Other liabilities	89,119	89,420	(301)
Total liabilities	3,829,470	3,624,492	204,978
Total equity	427,198	422,896	4,302
Total liabilities and equity	$4,256,668	$4,047,388	$209,280

LOAN PORTFOLIO

Loans Held for Sale

LHFS increased $57 million during the first quarter of 2026 from December 31, 2025 primarily due to the origination for sale during the quarter of $41 million of Panacea Financial division commercial loans and an increase of $16 million in PMC loans. A majority of the Panacea loans were sold to another financial institution a few weeks after March 31, 2026 and the remainder is anticipated to be sold to the same financial institution before June 30, 2026. The increase in PMC loans is a result of overall increase in origination volume during the quarter.

Loans Held for Investment

Gross LHFI were $3.4 billion and $3.3 billion as of March 31, 2026 and December 31, 2025, respectively. The increase in loans was driven by growth of mortgage warehouse loans and Panacea Division commercial loans. The growth was partially offset by loan paydowns during the three months ended March 31, 2026 of consumer loans and non-owner occupied commercial real estate loans. As of March 31, 2026 and December 31, 2025, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans HFI portfolio consisted of the following as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$534,897	15.7%	$510,088	15.5%
Commercial real estate - non-owner occupied	540,154	15.9%	567,091	17.3%
Secured by farmland	2,386	0.1%	3,408	0.1%
Construction and land development	151,426	4.5%	131,757	4.0%
Residential 1-4 family	560,711	16.5%	576,866	17.5%
Multi- family residential	150,475	4.4%	140,261	4.3%
Home equity lines of credit	61,786	1.8%	61,738	1.9%
Total real estate loans	2,001,835	58.9%	1,991,209	60.6%

Commercial loans	1,104,438	32.5%	970,492	29.6%
Paycheck protection program loans	1,716	0.1%	1,719	0.1%
Consumer loans	283,605	8.4%	315,407	9.6%
Total Non-PCD loans	3,391,594	99.9%	3,278,827	99.9%
PCD loans	4,772	0.1%	4,856	0.1%
Total loans	$3,396,366	100.0%	$3,283,683	100.0%

The following table sets forth the contractual maturity ranges of our LHFI portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of March 31, 2026 ($ in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$36,367	$67,239	$40,872	$205,941	$137,277	$1,615	$45,586	$534,897
Commercial real estate - non-owner occupied	104,069	140,524	29,798	78,167	74,767	9,129	103,700	540,154
Secured by farmland	876	412	117	214	518	—	249	2,386
Construction and land development	83,017	12,263	47,987	—	8,117	—	42	151,426
Residential 1-4 family	23,201	34,619	18,199	20,150	36,281	68,476	359,785	560,711
Multi- family residential	52,555	47,235	22,843	431	5,779	—	21,632	150,475
Home equity lines of credit	2,477	133	6,140	1	635	62	52,338	61,786
Total real estate loans	302,562	302,425	165,956	304,904	263,374	79,282	583,332	2,001,835
Commercial loans	124,608	65,586	540,940	322,681	46,437	1,022	3,164	1,104,438
Paycheck protection program loans	1,716	-	—	—	—	—	—	1,716
Consumer loans	31,078	144,331	41,209	58,414	6,802	1,767	4	283,605
Total Non-PCD loans	459,964	512,342	748,105	685,999	316,613	82,071	586,500	3,391,594
PCD loans	2,291	1,090	138	—	883	370	—	4,772
Total loans	$462,255	$513,432	$748,243	$685,999	$317,496	$82,441	$586,500	$3,396,366

Our highest concentration of credit by loan type is in commercial real estate. As of March 31, 2026, 36% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. Commercial real estate loans are generally viewed as having a higher risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy, or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default.

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

The following table presents the composition of the industry classification for commercial real estate non-owner occupied loans as a percentage of total loans for the periods ended March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Commercial real estate - non-owner occupied
Hotel/ Motel	$154,861	28.7%	$163,487	28.8%
Office	134,768	24.9%	131,638	23.2%
Retail	83,271	15.4%	80,918	14.3%
Assisted living	40,971	7.6%	54,382	9.6%
Mixed use	44,047	8.2%	44,626	7.9%
Warehouse/ Industrial	23,624	4.4%	20,691	3.6%
Daycare/Schools/Churches	10,677	2.0%	10,760	1.9%
Self-storage	10,343	1.9%	10,402	1.8%
Leisure/Recreational	5,988	1.1%	10,695	1.9%
Other	31,604	5.8%	39,492	7.0%
Total Commercial real estate - non-owner occupied	$540,154	100.0%	$567,091	100.0%

The following table presents the composition of office portfolio loans for commercial real estate non-owner occupied loans, their loan count and their weighted average loan-to-value as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026			December 31, 2025
Commercial real estate - non-owner occupied - Office Portfolio (1)	Loan count	Amount	Weighted Average Loan-to-Value	Loan count	Amount	Weighted Average Loan-to-Value
Commercial medical office	10	$9,228	66.3%	10	$9,303	66.7%
Commercial office building	30	111,913	66.9%	28	108,586	65.9%
Commercial office/ warehouse	12	13,627	36.6%	12	13,749	36.8%
Total	52	$134,768	63.8%	50	$131,638	62.9%

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

Consumer Program Loans

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio as of March 31, 2026, which is only originated at fixed rates ($ in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Total Consumer Program Loans	$467	$19,009	$62,609	$—	$82,085

Over the past two years our Consumer Program loan portfolio comprised a significant amount of loans that had a no-interest promotional period. A majority of these have paid-off or converted to an amortization period and as of March 31, 2026 we only had approximately $800 thousand of principal amount of promotional loans that remain in a promotional period. All of these loans will end their promotional period in the next eight months.

ASSET QUALITY

Nonperforming Assets

The following table presents a comparison of nonperforming assets as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31,	December 31,
	2026	2025
Nonaccrual loans	$84,949	$84,823
Loans past due 90 days and accruing interest	20,222	1,713
Total nonperforming assets	$105,171	$86,536

SBA guaranteed amounts included in nonperforming loans	$5,033	$4,482

Allowance for credit losses to total loans	1.37%	1.40%
Allowance for credit losses to nonaccrual loans	54.60%	54.09%
Allowance for credit losses to nonperforming loans	44.10%	53.02%
Nonaccrual to total loans	2.51%	2.59%
Nonperforming assets excluding SBA guaranteed loans to total assets	2.35%	2.03%

Nonperforming assets increased $19 million, or 22%, as of March 31, 2026 compared to December 31, 2025, which was driven by an increase in loans past due greater than 90 days and still accruing interest. This increase was driven by one relationship comprised of two commercial loans to a small business located within our core community bank lending footprint. Subsequent to March 31, 2026, multiple payments were made to the loans that resulted in the status of each loan reducing to approximately 40 days past due.

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

The following table sets forth the allowance for credit losses allocated by loan category and the percentage of loans in each category to total loans at the dates indicated ($ in thousands):

	As of March 31,		As of December 31,
	2026		2025
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Credit	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$6,053	15.7%	$5,682	15.5%
Commercial real estate - non-owner occupied	14,853	15.9%	15,329	17.3%
Secured by farmland	5	0.1%	30	0.1%
Construction and land development	1,227	4.5%	748	4.0%
Residential 1-4 family	6,680	16.5%	6,852	17.5%
Multi- family residential	1,332	4.4%	1,368	4.3%
Home equity lines of credit	428	1.8%	428	1.9%
Commercial loans	12,052	32.5%	11,197	29.6%
Paycheck Protection Program loans	—	0.1%	—	0.1%
Consumer loans	3,751	8.4%	4,249	9.6%
PCD loans	—	0.1%	—	0.1%
Total	$46,381	100.0%	$45,883	100.0%

The following table presents an analysis of the allowance for credit losses for the periods indicated ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$45,883	$53,724
Provision charged to operations:
Total provisions	1,549	1,596
Recoveries credited to allowance:
Commercial real estate - non-owner occupied	2	—
Home equity lines of credit	1	1
Commercial loans	75	—
Consumer loans	1,472	3,034
Total recoveries	1,550	3,035
Total	48,982	58,355
Loans charged off:
Residential 1-4 family	5	—
Commercial loans	—	206
Consumer loans	2,596	14,128
Total loans charged-off	2,601	14,334
Net charge-offs	1,051	11,299
Balance, end of period	$46,381	$44,021

Net charge-offs to average loans, net of unearned income	0.12%	1.48%

We believe that the allowance for credit losses as of March 31, 2026 is sufficient to absorb future expected credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for credit losses in future periods if the results of their reviews warrant additions to the allowance for credit losses.

Our allowance for credit losses was $46 million as of both March 31, 2026 and December 31, 2025. The allowance was flat during the three months as a result of the provision being mostly offset by net charge-offs during the period. Net charge-offs were driven by the Consumer Program portfolio and other consumer loan net charge-offs. The provision during the three months ended March 31, 2026 was driven by increases in growth in the commercial, commercial owner occupied, and warehouse loan portfolio balances, partially offset by a decline in commercial non-owner occupied loan balances.

Approximately half of our net charge-offs were related to the Consumer Program portfolio during the three months ended March 31, 2026. During the three months ended March 31, 2026, we charged-off $512 thousand net of recoveries, in the Consumer Program portfolio. Comparatively, during the three months ended March 31, 2025, we charged-off $11 million, net of recoveries. This significant improvement in net charge-offs related to the Consumer Program was a result of the reduction of the promotional loans in the portfolio over that time along with enhanced mitigation and collection efforts implemented by us to improve performance of the portfolio.  The remaining balance of net charge-offs during the three months ended March 31, 2026 was related primarily to consumer loans in the Panacea division.

As of March 31, 2026, the principal balance outstanding of Consumer Program loans was $82 million, inclusive of a $5 million discount as a result of our prior decision to market a majority of the portfolio for sale, which has since been moved back to LHFI and will be run-off over time. These loans are accounted for like our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance on this portfolio plus the discount amounts to $7 million, or 8% of the portfolio. As of March 31, 2026, 94% of the outstanding principal balance was current and we had 355% coverage of the principal balance of loans greater than 30 days past due by the aggregate allowance and discount.

INVESTMENT SECURITIES

Our investment securities portfolio provides us with required liquidity and collateral to pledge to secure public deposits, certain other deposits, advances from the FHLB, and repurchase agreements.

AFS and HTM investment securities totaled $179 million as of March 31, 2026, compared to $178 million as of December 31, 2025, primarily due to purchases of AFS securities in the first quarter of 2026, partially offset by unrealized losses on AFS securities and paydowns, maturities, and calls of the AFS and HTM investments during that time. We recognized no credit impairment charges related to credit losses on our HTM investment securities during the three months ended March 31, 2026.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. AFS investment securities are reported at fair value, and HTM investment securities are reported at amortized cost ($ in thousands).

	March 31,	December 31,
	2026	2025
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$71,915	$71,806
Obligations of states and political subdivisions	5,227	5,778
Corporate securities	6,770	6,579
Residential government-sponsored collateralized mortgage obligations	65,628	63,807
Government-sponsored agency securities	—	—
Agency commercial mortgage-backed securities	16,074	16,965
SBA pool securities	6,263	6,442
Total	$171,877	$171,377

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$5,273	$5,462
Obligations of states and political subdivisions	1,519	1,519
Total	$6,792	$6,981

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

Total deposits increased by $28 million to $3.4 billion as of March 31, 2026 from $3.4 billion at December 31, 2025. The mix of deposits changed during the three months ended March 31, 2026, including an increase in money market, savings and time deposit balances of $59 million, offset by a decline in lower-cost demand and NOW deposit balances of $31 million. Deposits are net of excess amounts we sweep off balance sheet to manage liquidity, but we had no swept deposits as of both March 31, 2026 and December 31, 2025.

Approximately $1.0 billion of our total deposits at both March 31, 2026 and December 31, 2025 are from our digital banking platform with a substantial portion of these deposits from customers outside of our local branch footprint. As of March 31, 2026, approximately 81% of the customers on the digital platform have been with us for at least two years.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit accounts that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $873 million, or 25% of total deposits at the Bank, as of March 31, 2026.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the nine months ended March 31, 2026 and 2025 ($ in thousands):

	2026		2025
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$533,570		$446,404
Interest-bearing deposits:
Savings accounts	922,152	3.17%	754,304	3.45%
Money market accounts	750,380	2.45%	788,067	2.79%
NOW and other demand accounts	838,845	2.05%	805,522	2.27%
Time deposits	316,281	3.23%	335,702	3.67%
Total interest-bearing deposits	2,827,658	2.65%	2,683,595	2.93%
Total deposits	$3,361,228		$3,129,999

Other Borrowings

We borrow funds on a short-term basis to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter-term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time, as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of March 31, 2026 and December 31, 2025, we had $230 million and $25 million of FHLB borrowings, respectively. The borrowings from the FHLB during the three months ended March 31, 2026 are short-term borrowings and were obtained primarily to fund increased loan growth experienced during the quarter.  As of March 31, 2026, we had $242 million of unused and available FHLB lines of credit as well as $493 million of available credit with the FRB, secured by excess collateral pledged to the FHLB and FRB in the form of loans and investment securities.

We had secured borrowings of $14 million and $15 million as of March 31, 2026 and December 31, 2025, respectively. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of loans held for investment that are recorded in our balance sheet. For additional information on secured borrowings refer to “Note 7 –Debt and Other Borrowings” in this Form 10-Q.

JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

On January 31, 2026, we repaid $27 million of our fixed-to-floating rate senior Subordinated Notes due 2027. At the time of repayment, interest was payable at a floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26%. The full benefit to our interest expense and interest margin of repayment is anticipated to be realized beginning in the second quarter of 2026.

For information about junior subordinated debt and senior subordinated notes and their anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings.”

LIQUIDITY AND FUNDS MANAGEMENT

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits is not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to, borrowing from the FHLB and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and anticipated principal repayments refer to the discussion previously in “Deposits and Other Borrowings”, “Note 7 –Debt and Other Borrowings” and “Note 9 – Commitments and Contingencies”.

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of March 31, 2026, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of March 31, 2026, we had no material commitments or long-term debt for capital expenditures.

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

CAPITAL RESOURCES

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of March 31, 2026 and December

31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to average assets (as defined). Management believes, as of March 31, 2026, that we meet all capital adequacy requirements to which we are subject.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	March 31,	December 31,
	Purposes	Well Capitalized (1)	2026	2025
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.76%	8.80%
Common equity tier 1 capital ratio	4.50%	n/a	9.18%	9.36%
Tier 1 risk-based capital ratio	6.00%	n/a	9.45%	9.64%
Total risk-based capital ratio	8.00%	n/a	12.01%	12.40%

Primis Bank
Leverage ratio	4.00%	5.00%	9.69%	9.74%
Common equity tier 1 capital ratio	7.00%	6.50%	10.50%	10.74%
Tier 1 risk-based capital ratio	8.50%	8.00%	10.50%	10.74%
Total risk-based capital ratio	10.50%	10.00%	11.75%	11.99%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Financial Corp. and Primis Bank remain well-capitalized under Basel III capital requirements. Primis Bank had a capital conservation buffer of 3.76% and 3.99% as of March 31, 2026 and December 31, 2025, respectively, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2025. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2025. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during the three months ended March 31, 2026.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve as of March 31, 2026 (plus 400 basis points or minus 300 basis points, measured in 100 basis point increments) and December 31, 2025 (plus 400 basis points or minus 400 basis points, measured in 100 basis point increments). All changes are within our Asset/Liability Risk Management Policy guidelines ($ in thousands).

	Sensitivity of EVE
	As of March 31, 2026
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$599,039	$(84,907)	(12.41)%	14.07%	140.23%
Up 300	632,333	(51,613)	(7.55)%	14.86%	148.02%
Up 200	659,938	(24,008)	(3.51)%	15.50%	154.48%
Up 100	679,561	(4,385)	(0.64)%	15.96%	159.07%
Base	683,946	—	—%	16.07%	160.10%
Down 100	677,707	(6,239)	(0.91)%	15.92%	158.64%
Down 200	656,169	(27,777)	(4.06)%	15.42%	153.60%
Down 300	618,170	(65,776)	(9.62)%	14.52%	144.70%

	Sensitivity of EVE
	As of December 31, 2025
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$580,061	$(92,337)	(13.73)%	14.33%	137.16%
Up 300	609,258	(63,140)	(9.39)%	15.05%	144.07%
Up 200	635,000	(37,398)	(5.56)%	15.69%	150.16%
Up 100	665,294	(7,104)	(1.06)%	16.44%	157.32%
Base	672,398	—	—%	16.61%	159.00%
Down 100	664,487	(7,911)	(1.18)%	16.42%	157.13%
Down 200	636,039	(36,359)	(5.41)%	15.71%	150.40%
Down 300	589,701	(82,697)	(12.30)%	14.57%	139.44%
Down 400	496,404	(175,994)	(26.17)%	12.26%	117.38%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the NII over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, our model historically assumes that the composition of our interest sensitive assets and liabilities remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. The results below are within our ALM Policy guidelines as of March 31, 2026 and December 31, 2025 ($ in thousands).

	Sensitivity of NII
	As of March 31, 2026
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$147,724	$15,512
Up 300	144,492	12,280
Up 200	141,097	8,885
Up 100	137,437	5,225
Base	132,212	—
Down 100	127,898	(4,314)
Down 200	123,705	(8,507)
Down 300	120,065	(12,147)

	Sensitivity of NII
	As of December 31, 2025
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$138,460	$12,036
Up 300	135,719	9,295
Up 200	132,912	6,488
Up 100	130,888	4,464
Base	126,424	—
Down 100	122,521	(3,903)
Down 200	117,838	(8,586)
Down 300	113,697	(12,727)
Down 400	109,356	(17,068)

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

As of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO have concluded that these controls and procedures are not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This conclusion was reached as a result of the continued remediation of previously identified material weakness in its internal controls over financial reporting as further described in Item 9A in the 2025 Annual Report on Form 10-K.

Notwithstanding the material weakness that have not been fully remediated, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in this Form 10-Q, as of and for the three months ended March 31, 2026, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the three months ended March 31, 2026, the Company continued to remediate the material weakness in its internal control over financial reporting as previously identified and disclosed in Item 9A in the 2025 Annual Report on Form 10-K. Management continues to put controls in place to remediate the previously identified material weakness and the material weakness will not be remediated until the necessary controls are in place and operating effectively for a sufficient amount of time.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Company’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, we presently believe that such matters, individually and in the aggregate, will not have a material adverse effect on the our financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of March 31, 2026.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K, which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2025 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchases of our common stock related to our share repurchase program made by us or on our behalf during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities
Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program (1)
Jan 1-31, 2026	—	$—	—	$10,110,000
Feb 1-28, 2026	—	—	—	9,907,500
Mar 1-31, 2026	—	—	—	9,960,000
Total	—	$—	—
(1)	In December 2025, our Board of Directors approved a new share repurchase program authorizing the purchase of up to 750,000 shares of our outstanding common stock beginning on December 18, 2025 and ending on December 18, 2026. This share repurchase authorization replaced our prior share repurchase program authorization that authorized up to 740,600 shares to be repurchased. The actual amount and timing of future share repurchase, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Primis Financial Corp.
(Registrant)

May 8, 2026	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

May 8, 2026	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer