Form 10-Q
period 2026-06-30
Primis Financial Corp.
filed 2026-08-07
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Yes ☐ No ☒

As of July 31, 2026, there were 24,799,072 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

June 30, 2026

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

ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset-Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Basel Committee's 2010 Regulatory Capital Framework
BOLI	Bank-owned Life Insurance
CECL	Current expected credit losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
DEI	Diversity, equity and inclusion
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings per share
ESG	Environmental, social and governance
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Atlanta
FRB	Federal Reserve Bank
FOMC	Federal Open Market Committee
FVO	Fair value option
GAAP	U.S. generally accepted accounting principles
HTM	Held-to-maturity
IRLC	Interest rate lock commitments
LHFI	Loans held for investment
LHFS	Loans held for sale
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NII	Net interest income
NASDAQ	National Association of Securities Dealers Automated Quotations
OREO	Other real estate owned
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
PRN	Pro re nata
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$10,116	$9,690
Interest-bearing deposits in other financial institutions	166,709	133,917
Total cash and cash equivalents	176,825	143,607
Securities available-for-sale, at fair value (amortized cost of $172,968 and $174,226, respectively)	168,285	171,377
Securities held-to-maturity, at amortized cost (fair value of $6,125 and $6,560, respectively)	6,588	6,981
Loans held for sale, at fair value	198,713	166,066
Loans held for sale, at lower of cost or market	33,277	—
Total loans held for sale	231,990	166,066
Loans held for investment, collateralizing secured borrowings	14,228	14,843
Loans held for investment	3,452,160	3,268,840
Less: allowance for credit losses	(45,964)	(45,883)
Net loans	3,420,424	3,237,800
Stock in Federal Reserve Bank and Federal Home Loan Bank	27,487	14,185
Bank premises and equipment, net	5,955	6,070
Operating lease right-of-use assets	64,233	65,596
Cloud computing arrangement assets, net	3,682	5,239
Goodwill	93,459	93,459
Bank-owned life insurance	77,515	68,969
Deferred tax assets, net	15,914	14,683
Investment in Panacea Financial Holdings, Inc. common stock	7,299	6,899
Accrued interest on loans and investments	17,980	19,222
Other assets	35,978	27,235
Total assets	$4,353,614	$4,047,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$505,758	$554,442
Interest-bearing deposits:
NOW accounts	878,976	862,735
Money market accounts	794,540	740,886
Savings accounts	960,343	922,337
Time deposits	306,724	315,185
Total interest-bearing deposits	2,940,583	2,841,143
Total deposits	3,446,341	3,395,585
Securities sold under agreements to repurchase	3,974	3,552
Secured borrowings	14,165	14,773
FHLB advances	300,000	25,000
Junior subordinated debt	9,954	9,929
Senior subordinated notes	59,404	86,233
Operating lease liabilities	60,573	61,340
Other liabilities	25,374	28,080
Total liabilities	3,919,785	3,624,492
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,878,621 shares issued and 24,799,072 shares outstanding at June 30, 2026, and 24,774,934 shares issued and 24,695,385 shares outstanding at December 31, 2025	248	247
Additional paid in capital	317,191	316,509
Retained earnings	121,316	109,617
Treasury stock, at cost 79,549 shares at June 30, 2026 and December 31, 2025	(807)	(807)
Accumulated other comprehensive loss	(4,119)	(2,670)
Total Primis stockholders' equity	433,829	422,896
Total liabilities and stockholders' equity	$4,353,614	$4,047,388

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$52,927	$44,717	$103,061	$89,681
Interest and dividends on taxable securities	1,923	1,831	3,805	3,642
Interest and dividends on tax exempt securities	28	97	57	192
Interest and dividends on other earning assets	1,444	982	2,925	1,835
Total interest and dividend income	56,322	47,627	109,848	95,350
Interest expense:
Interest on deposits	19,388	20,497	37,890	39,889
Interest on other borrowings	3,179	1,950	6,129	3,917
Total interest expense	22,567	22,447	44,019	43,806
Net interest income	33,755	25,180	65,829	51,544
Provision for credit losses	5,452	8,303	7,001	9,899
Net interest income after provision for credit losses	28,303	16,877	58,828	41,645

Noninterest income:
Account maintenance and deposit service fees	1,699	1,675	2,945	3,014
Income from bank-owned life insurance	729	438	1,201	863
Gains on Panacea Financial Holdings investment	400	7,450	400	32,028
Gain (loss) on other investments	5,961	(308)	6,010	(255)
Mortgage banking income	11,388	7,893	22,148	13,508
Gains on sale of loans	1,582	210	2,149	210
Consumer Program derivative income	196	593	592	301
Other noninterest income	79	79	144	696
Total noninterest income	22,034	18,030	35,589	50,365

Noninterest expenses:
Salaries and benefits	20,267	17,060	39,823	35,001
Occupancy expenses	2,646	1,318	5,198	2,746
Furniture and equipment expenses	2,153	1,809	4,218	3,666
Virginia franchise tax expense	695	577	1,306	1,154
FDIC insurance assessment	854	1,021	1,592	1,814
Data processing expense	2,342	3,037	4,530	5,886
Marketing expense	934	720	1,694	1,234
Telephone and communication expense	350	324	661	611
Professional fees	2,886	2,413	4,746	4,638
Miscellaneous lending expenses	1,128	900	1,856	1,734
Other operating expenses	3,952	2,763	6,337	5,974
Total noninterest expenses	38,207	31,942	71,961	64,458
Income before income taxes	12,130	2,965	22,456	27,552
Income tax expense	2,704	528	5,718	6,081
Net income	9,426	2,437	16,738	21,471
Net loss attributable to noncontrolling interests	—	—	—	3,602
Net income attributable to Primis' common stockholders	$9,426	$2,437	$16,738	$25,073

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	$(843)	$2,123	$(1,834)	$6,695
Income tax expense (benefit) related to other comprehensive income	(177)	446	(385)	1,406
Other comprehensive income (loss), net of tax	(666)	1,677	(1,449)	5,289
Comprehensive income	$8,760	$4,114	$15,289	$30,362
Earnings per share, basic	$0.38	$0.10	$0.68	$1.01
Earnings per share, diluted	$0.38	$0.10	$0.68	$1.01

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended June 30, 2026
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Total
Balance - March 31, 2026	24,772,072	$248	$316,840	$114,370	$(807)	$(3,453)	$—	$427,198
Net income	—	—	—	9,426	—	—	—	9,426
Other comprehensive loss	—	—	—	—	—	(666)	—	(666)
Dividends on common stock ($0.10 per share)	—	—	—	(2,480)	—	—	—	(2,480)
Stock option exercises	5,500	—	65	—	—	—	—	65
Restricted stock granted	21,500	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	286	—	—	—	—	286
Balance - June 30, 2026	24,799,072	$248	$317,191	$121,316	$(807)	$(4,119)	$—	$433,829

	For the Three Months Ended June 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - March 31, 2025	24,722,734	$247	$314,725	$78,211	$—	$(17,620)	$—	$375,563
Net income	—	—	—	2,437	—	—	—	2,437
Other comprehensive income	—	—	—	—	—	1,677	—	1,677
Dividends on common stock ($0.10 per share)	—	—	—	(2,473)	—	—	—	(2,473)
Repurchase of common stock	(79,549)	—	—	—	(807)	—	—	(807)
Stock-based compensation expense	—	—	18	—	—	—	—	18
Balance - June 30, 2025	24,643,185	$247	$314,743	$78,175	$(807)	$(15,943)	$—	$376,415

	For the Six Months Ended June 30, 2026
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Total
Balance - December 31, 2025	24,695,385	$247	$316,509	$109,617	$(807)	$(2,670)	$—	$422,896
Net income	—	—	—	16,738	—	—	—	16,738
Other comprehensive loss	—	—	—	—	—	(1,449)	—	(1,449)
Dividends on common stock ($0.20 per share)	—	—	—	(5,039)	—	—	—	(5,039)
Stock option exercises	14,800	1	177	—	—	—	—	178
Restricted stock granted or vested	88,887	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	505	—	—	—	—	505
Balance - June 30, 2026	24,799,072	$248	$317,191	$121,316	$(807)	$(4,119)	$—	$433,829

	For the Six Months Ended June 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - December 31, 2024	24,722,734	$247	$314,694	$58,047	$—	$(21,232)	$13,226	$364,982
Net income (loss)	—	—	—	25,073	—	—	(3,602)	21,471
Other comprehensive income	—	—	—	—	—	5,289	—	5,289
Panacea Financial Holdings, Inc. deconsolidation	—	—	—	—	—	—	(9,624)	(9,624)
Dividends on common stock ($0.20 per share)	—	—	—	(4,945)	—	—	—	(4,945)
Repurchase of common stock	(79,549)	—		—	(807)	—	—	(807)
Stock-based compensation expense	—	—	49	—	—	—	—	49
Balance - June 30, 2025	24,643,185	$247	$314,743	$78,175	$(807)	$(15,943)	$—	$376,415

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share amounts) (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$16,738	$21,471
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	6,661	4,506
Net amortization of premiums and (accretion of discounts)	(191)	175
Provision for credit losses	7,001	9,899
Originations of loans held for sale	(789,767)	(414,871)
Proceeds from sales of loans originated to sell	747,253	408,751
Proceeds from sale of assets held for sale	—	982
Net gains on loans held for sale	(15,403)	(8,336)
Net gains on mortgage banking	(8,009)	(5,172)
Net gains on sale of loans originated as held for investment	(887)	(210)
(Gains) losses on other investments	(6,010)	255
(Gain) loss on bank premises and equipment and assets held for sale	(40)	111
Earnings on bank-owned life insurance	(1,201)	(863)
Stock-based compensation expense	441	49
Gains on Panacea Financial Holdings investment	(400)	(32,028)
Deferred income tax (benefit) expense	(846)	5,594
Net change in fair value of Consumer Program derivative	—	3,334
Net increase in other assets	(11,997)	(2,542)
Net increase (decrease) in other liabilities	(3,409)	2,308
Net cash and cash equivalents used in operating activities	(60,066)	(6,587)
Investing activities:
Purchases of securities available-for-sale	(14,100)	(18,460)
Proceeds from paydowns, maturities and calls of securities available-for-sale	15,429	18,680
Proceeds from paydowns, maturities and calls of securities held-to-maturity	384	585
Net (increase) decrease in FRB and FHLB stock	(13,302)	39
Net change in loans held for investment	(196,905)	(173,799)
Proceeds from sales of loans initially originated to be held for investment	8,295	52,902
Purchase of bank-owned life insurance	(7,516)	—
Purchases of bank premises and equipment	(502)	—
Proceeds from liquidation of insurance agency investment	7,590	—
Net decrease in other investments	202	164
Net cash and cash equivalents used in investing activities	(200,425)	(119,889)
Financing activities:
Net increase in deposits	50,756	162,091
Increase in securities sold under agreements to repurchase	422	452
Repayments of secured borrowings, net	(608)	(746)
Cash dividends paid on common stock	(5,039)	(4,945)
Repurchase of common stock	—	(807)
Proceeds from exercised stock options	178	—
Increase in short-term FHLB advances	275,000	—
Repayment of senior subordinated notes	(27,000)	—
Net cash and cash equivalents provided by financing activities	293,709	156,045
Net change in cash and cash equivalents	33,218	29,569
Cash and cash equivalents at beginning of period	143,607	64,505
Cash and cash equivalents at end of period	$176,825	$94,074
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$43,659	$43,635
Income taxes	$2,881	$277
Supplemental schedule of noncash activities:
Loans held for sale transferred to held for investment	$—	$152,092
Assets held for sale transferred to other assets	$—	$2,221
Deconsolidation of Panacea Financial Holdings, Inc.	$—	$9,624

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1.      ACCOUNTING POLICIES

The Company

Primis Financial Corp. (NASDAQ: FRST) is the bank holding company for Primis Bank, a Virginia state-chartered bank, that commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of June 30, 2026, Primis Bank had 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Headquartered in McLean, Virginia, the Company has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. PMC, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry. PFH was deconsolidated from the Company on March 31, 2025, and their operating results prior to deconsolidation were included in the Company’s consolidated operating results during the six months ended June 30, 2025.

Basis of Financial Information

The accounting policies and practices of Primis and its subsidiaries conform to GAAP and follow general practices within the banking industry. A discussion of the Company’s material accounting policies is located in the 2025 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. We consolidate voting interest entities in which we have all, or at least a majority of, the voting interest. As defined in GAAP, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company has investments in VIEs for which we are not the primary beneficiary and, as such, are not included in our consolidated financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities, the credit impairment of investment securities, the mortgage banking derivatives, interest rate swap derivatives, the valuation of goodwill, and deferred tax assets. Management monitors and continually reassess these estimates at each reporting period.

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

As of June 30, 2026, the gross amounts of interest rate swap derivative assets and liabilities were $0 and $115 thousand, respectively, and are recorded net in other assets on the consolidated balance sheets. As of December 31, 2025, the gross amounts of interest rate swap derivative assets and liabilities were $100 thousand and $300 thousand, respectively, and are recorded net in other assets on the consolidated balance sheets. As of June 30, 2026 the Company has one remaining swap that matures in August of 2026.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate assets	$346,271	$50,041	$41	$690,274	$150,178	$178

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

2.      INVESTMENT SECURITIES

The amortized cost and fair value of AFS investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows ($ in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
June 30, 2026
Residential government-sponsored mortgage-backed securities	$70,550	$50	$(1,552)	$69,048
Obligations of states and political subdivisions	5,530	2	(492)	5,040
Corporate securities	7,000	—	(181)	6,819
Residential government-sponsored collateralized mortgage obligations	61,955	145	(492)	61,608
Agency commercial mortgage-backed securities	21,719	—	(2,071)	19,648
SBA pool securities	6,214	—	(92)	6,122
Total	$172,968	$197	$(4,880)	$168,285

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2025
Residential government-sponsored mortgage-backed securities	$72,178	$279	$(651)	$71,806
Obligations of states and political subdivisions	6,320	5	(547)	5,778
Corporate securities	7,000	—	(421)	6,579
Residential government-sponsored collateralized mortgage obligations	63,216	607	(16)	63,807
Agency commercial mortgage-backed securities	19,013	—	(2,048)	16,965
SBA pool securities	6,499	7	(64)	6,442
Total	$174,226	$898	$(3,747)	$171,377

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities HTM were as follows ($ in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
June 30, 2026
Residential government-sponsored mortgage-backed securities	$5,069	$3	$(435)	$—	$4,637
Obligations of states and political subdivisions	1,519	—	(31)	—	1,488
Total	$6,588	$3	$(466)	$—	$6,125

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2025
Residential government-sponsored mortgage-backed securities	$5,462	$2	$(397)	$—	$5,067
Obligations of states and political subdivisions	1,519	—	(26)	—	1,493
Total	$6,981	$2	$(423)	$—	$6,560

AFS investment securities of $6 million and $14 million were purchased during the three and six months ended June 30, 2026, respectively and $10 million and $18 million were purchased during the three and six months ended June 30, 2025. No HTM investments were purchased during the three and six months ended June 30, 2026 and 2025. No investment securities were sold during the three and six months ended June 30, 2026 and 2025.

The amortized cost and fair value of AFS and HTM investment securities as of June 30, 2026, by contractual maturity, were as follows ($ in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$860	$859	$—	$—
Due in one to five years	5,720	5,697	1,014	995
Due in five to ten years	4,745	4,201	505	493
Due after ten years	1,205	1,102	—	—
Residential government-sponsored mortgage-backed securities	70,550	69,048	5,069	4,637
Residential government-sponsored collateralized mortgage obligations	61,955	61,608	—	—
Agency commercial mortgage-backed securities	21,719	19,648	—	—
SBA pool securities	6,214	6,122	—	—
Total	$172,968	$168,285	$6,588	$6,125

Investment securities with a carrying amount of approximately $161 million and $26 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta and repurchase agreements.

Management measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Regarding U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. Regarding securities issued by states and political subdivisions and other HTM securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of June 30, 2026, Primis did not have a material allowance for credit losses on HTM securities.

As of June 30, 2026 and December 31, 2025, there were 53 and 40, respectively, of investment securities AFS that were in an unrealized loss position. The unrealized losses related to investment securities AFS as of June 30, 2026 and December 31, 2025, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As part of the Company’s assessment it reviews third-party credit ratings and considered the severity of the impairment. A majority of the Company's mortgage-backed securities were issued by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association, or SBA, each of which is a government agency or government-sponsored entity and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit loss.

The following tables present information regarding investment securities AFS and HTM in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025 by duration of time in a loss position ($ in thousands):

	Less than 12 months		12 Months or More		Total
June 30, 2026	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$57,249	$(927)	$4,713	$(625)	$61,962	$(1,552)
Obligations of states and political subdivisions	—	—	3,833	(492)	3,833	(492)
Corporate securities	—	—	6,819	(181)	6,819	(181)
Residential government-sponsored collateralized mortgage obligations	38,310	(492)	—	—	38,310	(492)
Agency commercial mortgage-backed securities	3,884	(13)	15,764	(2,058)	19,648	(2,071)
SBA pool securities	4,256	(72)	1,713	(20)	5,969	(92)
Total	$103,699	$(1,504)	$32,842	$(3,376)	$136,541	$(4,880)

	Less than 12 months		12 Months or More		Total
June 30, 2026	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$4,572	$(435)	$4,572	$(435)
Obligations of states and political subdivisions	—	—	909	(31)	909	(31)
Total	$—	$—	$5,481	$(466)	$5,481	$(466)

	Less than 12 months		12 Months or More		Total
December 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$27,502	$(43)	$4,802	$(608)	$32,304	$(651)
Obligations of states and political subdivisions	—	—	4,323	(547)	4,323	(547)
Corporate securities	—	—	6,579	(421)	6,579	(421)
Residential government-sponsored collateralized mortgage obligations	14,090	(16)	—	—	14,090	(16)
Government-sponsored agency securities	—	—	—	—	—	—
Agency commercial mortgage-backed securities	—	—	16,965	(2,048)	16,965	(2,048)
SBA pool securities	—	—	6,004	(64)	6,004	(64)
Total	$41,592	$(59)	$38,673	$(3,688)	$80,265	$(3,747)

	Less than 12 months		12 Months or More		Total
December 31, 2025	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$5,001	$(397)	$5,001	$(397)
Obligations of states and political subdivisions	—	—	913	(26)	913	(26)
Total	$—	$—	$5,914	$(423)	$5,914	$(423)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Loans held for sale, at fair value	$198,713	$166,066
Loans held for sale, at lower of cost or market	33,277	—
Total loans held for sale	$231,990	$166,066

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$560,515	$510,088
Commercial real estate - non-owner occupied	522,383	567,091
Secured by farmland	2,479	3,408
Construction and land development	153,906	131,757
Residential 1-4 family	558,782	576,866
Multi-family residential	137,953	140,261
Home equity lines of credit	61,985	61,738
Total real estate loans	1,998,003	1,991,209

Commercial loans (2)	1,184,862	970,492
Paycheck Protection Program loans	1,713	1,719
Consumer loans	277,248	315,407
Total Non-PCD loans	3,461,826	3,278,827
PCD loans	4,562	4,856
Total loans held for investment	$3,466,388	$3,283,683
(1)	Includes $5 million and $6 million related to loans collateralizing secured borrowings as of June 30, 2026 and December 31, 2025, respectively.
(2)	Includes $9 million related to loans collateralizing secured borrowings as of June 30, 2026 and December 31, 2025.

Consumer Program Loans

The Company had $75 million and $90 million of amortized cost balance of loans outstanding in the Consumer Program as of June 30, 2026 and December 31, 2025, respectively, or 2% and 3%, respectively of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the consumer loans category disclosures in this footnote. As of June 30, 2026, less than 1% of the loans were in a promotional period requiring no payment of interest, with these remaining promotional loans ending their promotional period in the third quarter of 2026.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $16 million and $18 million as of June 30, 2026 and December 31, 2025, respectively, and is included in other assets in the condensed consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of June 30, 2026 and December 31, 2025 ($ in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
June 30, 2026	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$6,822	$180	$5,512	$12,514	$548,001	$560,515
Commercial real estate - non-owner occupied	—	38,778	324	39,102	483,281	522,383
Secured by farmland	—	—	—	—	2,479	2,479
Construction and land development	—	12,887	389	13,276	140,630	153,906
Residential 1-4 family	1,158	388	2,283	3,829	554,953	558,782
Multi- family residential	1,027	—	—	1,027	136,926	137,953
Home equity lines of credit	134	—	62	196	61,789	61,985
Commercial loans	1,837	2,573	3,540	7,950	1,176,912	1,184,862
Paycheck Protection Program loans	—	—	1,713	1,713	—	1,713
Consumer loans	1,118	800	74	1,992	275,256	277,248
Total Non-PCD loans	12,096	55,606	13,897	81,599	3,380,227	3,461,826
PCD loans	368	—	—	368	4,194	4,562
Total	$12,464	$55,606	$13,897	$81,967	$3,384,421	$3,466,388

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2025	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$5,187	$188	$1,412	$6,787	$503,301	$510,088
Commercial real estate - non-owner occupied	31,069	48,022	—	79,091	488,000	567,091
Secured by farmland	—	—	—	—	3,408	3,408
Construction and land development	12,259	407	—	12,666	119,091	131,757
Residential 1-4 family	2,071	498	2,274	4,843	572,023	576,866
Multi- family residential	1,544	—	—	1,544	138,717	140,261
Home equity lines of credit	80	58	—	138	61,600	61,738
Commercial loans	2,384	20,642	1,972	24,998	945,494	970,492
Paycheck Protection Program loans	3	—	1,714	1,717	2	1,719
Consumer loans	2,095	1,101	149	3,345	312,062	315,407
Total Non-PCD loans	56,692	70,916	7,521	135,129	3,143,698	3,278,827
PCD loans	—	—	—	—	4,856	4,856
Total	$56,692	$70,916	$7,521	$135,129	$3,148,554	$3,283,683

The amortized cost, by class, of loans and leases on nonaccrual status as of June 30, 2026 and December 31, 2025, were as follows ($ in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
June 30, 2026	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$1,411	$455	$1,866	$541
Commercial real estate - non-owner occupied	324	38,779	39,103	—
Secured by farmland	—	215	215	215
Construction and land development	389	118	507	118
Residential 1-4 family	2,283	3,327	5,610	5,610
Home equity lines of credit	62	422	484	484
Commercial loans	3,527	8,262	11,789	9,018
Consumer loans	74	1,068	1,142	783
Total Non-PCD loans	8,070	52,646	60,716	16,769
PCD loans	—	1,131	1,131	1,130
Total	$8,070	$53,777	$61,847	$17,899

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2025	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$1,412	$472	$1,884	$559
Commercial real estate - non-owner occupied	—	39,841	39,841	360
Secured by farmland	—	275	275	275
Construction and land development	—	499	499	499
Residential 1-4 family	2,274	3,846	6,120	6,120
Home equity lines of credit	—	498	498	498
Commercial loans	1,972	31,661	33,633	8,661
Consumer loans	149	730	879	879
Total Non-PCD loans	5,807	77,822	83,629	17,851
PCD loans	—	1,194	1,194	1,193
Total	$5,807	$79,016	$84,823	$19,044

There were $2 million of PPP loans greater than 90 days past due and still accruing as of both June 30, 2026 and December 31, 2025.

The following table presents nonaccrual loans as of June 30, 2026 by class and year of origination ($ in thousands):

								Revolving Loans
							Revolving	Converted
	2026	2025	2024	2023	2022	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$87	$1,779	$—	$—	$1,866
Commercial real estate - non-owner occupied	—	—	—	—	324	38,779	—	—	39,103
Secured by farmland	—	—	—	—	—	215	—	—	215
Construction and land development	—	—	—	—	—	507	—	—	507
Residential 1-4 family	—	—	112	—	1,238	3,968	164	128	5,610
Home equity lines of credit	—	—	—	—	—	—	484	—	484
Commercial loans	—	47	8,329	208	1,575	1,334	62	234	11,789
Consumer loans	—	—	39	61	762	259	—	21	1,142
Total non-PCD nonaccruals	—	47	8,480	269	3,986	46,841	710	383	60,716
PCD loans	—	—	—	—	—	1,131	—	—	1,131
Total nonaccrual loans	$—	$47	$8,480	$269	$3,986	$47,972	$710	$383	$61,847

Interest received on nonaccrual loans was immaterial and $736 thousand for the three and six months ended June 30, 2026, respectively, and was immaterial for both the three and six months ended 2025.

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

The following table provides a summary of the amortized cost basis of loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and the related percentage of the class of the loan portfolio period-end balance by the type of modification as of June 30, 2026, excluding Consumer Program loans ($ in thousands):

	For the three months ended June 30, 2026				For the three months ended June 30, 2025
	Interest Only Payment Periods		Total		Payment Deferral		Total
	$	%	$	%	$	%	$	%
Commercial real estate - owner occupied	$—	—%	$—	—%	$1,729	0.36%	$1,729	0.36%
Multi-family residential	—	—%	—	—%	554	0.35%	554	0.35%
Commercial loans	—	—%	—	—%	24,023	2.96%	24,023	2.96%
Total	$—		$—		$26,306		$26,306

	For the six months ended June 30, 2026				For the six months ended June 30, 2025
	Interest Only Payment Periods		Total		Payment Deferral		Total
	$	%	$	%	$	%	$	%
Commercial real estate - owner occupied	$—	—%	$—	—%	$1,729	0.36%	$1,729	0.36%
Commercial real estate - non-owner occupied	7,047	1.35%	7,047	1.35%	—	—%	—	—%
Multi-family residential	—	—%	—	—%	554	0.35%	554	0.35%
Commercial loans	—	—%	—	—%	24,023	2.96%	24,023	2.96%
Total	$7,047		$7,047		$26,306		$26,306

The following table depicts the amortized cost basis as of June 30, 2026, of the performance of loans that have been modified to borrowers experiencing financial difficulty in the last 12 months ($ in thousands):

	Payment Status
	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$2,119	$—	$—	$—
Commercial real estate - non-owner occupied	37,777	—	38,778	—
Total	$39,896	$—	$38,778	$—

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

The following table provides a summary of the loan modifications to Consumer Program borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025, by the type of modification ($ in thousands):

	For the three months ended June 30, 2026				For the three months ended June 30, 2025
		Total	Average	Average		Total	Average	Average
		Amortized	Term	Rate Change		Amortized	Term	Rate Change
	# of	Cost	Adjustment	of Modified	# of	Cost	Adjustment	of Modified
	Loans	Modified	(Years)	Loans	Loans	Modified	(Years)	Loans
Term and Interest Rate	46	$926	2.8	(4.96)%	235	$3,343	2.5	(11.54)%
Interest only	2	$26	N/A	(10.49)%	—	$—	—	—%
Principal Forgiveness (1)	11	$31	N/A	N/A %	79	$675	N/A	N/A %

	For the six months ended June 30, 2026				For the six months ended June 30, 2025
		Total	Average	Average		Total	Average	Average
		Amortized	Term	Rate Change		Amortized	Term	Rate Change
	# of	Cost	Adjustment	of Modified	# of	Cost	Adjustment	of Modified
	Loans	Modified	(Years)	Loans	Loans	Modified	(Years)	Loans
Term and Interest Rate	101	$1,641	3.0	(5.95)%	417	$5,408	3.2	(12.36)%
Interest only	2	$26	N/A	(10.49)%	—	$—	—	—%
Principal Forgiveness (1)	35	$189	N/A	N/A %	146	$1,536	N/A	N/A %

(1)Amounts reflect amount of principal forgiveness

The following table provides a status as of June 30, 2026 of the amortized cost of Consumer Program loans modified over the last twelve months by the type of modification ($ in thousands):

	Term and
	Interest
	Rate	Interest	Term	Principal
Status	Modifications	Modifications	Modifications	Modifications
Current	$3,665	$26	$63	$105
1-30 days past due	$635	$—	$26	$—
31-60 days past due	$143	$—	$—	$—
61-90 days past due	$175	$—	$—	$—

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

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of June 30, 2026 ($ in thousands):

										Revolving
										Loans
									Revolving	Converted
	2026	2025	2024		2023	2022	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$55,265	$77,529		$52,336	$64,935	$68,005		$219,866	$1,269	$7,924	$547,129
Pass/Watch	149	—		—	—	3,406		5,065	—	—	8,620
Special Mention	—	—		—	—	87		706	—	—	793
Substandard	—	—		—	—	—		3,973	—	—	3,973
Doubtful	—	—		—	—	—		—	—	—	—
	$55,414	$77,529		$52,336	$64,935	$71,498		$229,610	$1,269	$7,924	$560,515
Current period gross charge offs	$—	$—		$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.58	3.29		3.21	3.59	3.46		3.50	3.37	3.74	3.46
Commercial real estate - nonowner occupied
Pass	$12,048	$15,814		$21,553	$27,359	$21,129		$293,809	$6,210	$3,497	$401,419
Pass/Watch	—	—		—	—	—		538	—	—	538
Special Mention	668	—		—	—	17,276		32,650	—	—	50,594
Substandard	—	6		—	—	324		69,502	—	—	69,832
Doubtful	—	—		—	—	—		—	—	—	—
	$12,716	$15,820		$21,553	$27,359	$38,729		$396,499	$6,210	$3,497	$522,383
Current period gross charge offs	$—	$—		$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.40	3.18		3.75	3.78	4.82		4.46	3.80	3.05	4.34
Secured by farmland
Pass	$493	$69		$18	$—	$—		$1,396	$470	$33	$2,479
Pass/Watch	—	—		—	—	—		—	—	—	—
Special Mention	—	—		—	—	—		—	—	—	—
Substandard	—	—		—	—	—		—	—	—	—
Doubtful	—	—		—	—	—		—	—	—	—
	$493	$69		$18	$—	$—		$1,396	$470	$33	$2,479
Current period gross charge offs	$—	$—		$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	4.00	4.00		4.00	N/A	N/A		3.99	3.98	2.68	3.97
Construction and land development
Pass	$25,555	$76,514		$4,605	$6,937	$32,747		$6,598	$443	$—	$153,399
Pass/Watch	—	—		—	—	—		—	—	—	—
Special Mention	—	—		—	—	—		—	—	—	—
Substandard	—	—		—	—	—		507	—	—	507
Doubtful	—	—		—	—	—		—	—	—	—
	$25,555	$76,514		$4,605	$6,937	$32,747		$7,105	$443	$—	$153,906
Current period gross charge offs	$—	$—		$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.65	3.14		3.00	3.92	3.63		3.62	3.67	N/A	3.38
Residential 1-4 family
Pass	$38,386	$54,246		$21,704	$17,451	$126,186		$285,717	$6,077	$3,077	$552,844
Pass/Watch	—	—		—	—	—		—	—	—	—
Special Mention	—	—		—	—	—		264	—	—	264
Substandard	—	—		112	—	1,238		4,032	164	128	5,674
Doubtful	—	—		—	—	—		—	—	—	—
	$38,386	$54,246		$21,816	$17,451	$127,424		$290,013	$6,241	$3,205	$558,782
Current period gross charge offs	$—	$—	$		$—	$—	$		$5	$—	$5
Weighted average risk grade	3.49	3.05		3.11	3.13	3.07		3.16	3.10	3.74	3.15
Multi- family residential
Pass	$3,014	$7,408		$—	$434	$21,165		$103,745	$2,186	$—	$137,952
Pass/Watch	—	—		—	—	—		—	—	—	—
Special Mention	—	—		—	—	—		1	—	—	1
Substandard	—	—		—	—	—		—	—	—	—
Doubtful	—	—		—	—	—		—	—	—	—
	$3,014	$7,408		$—	$434	$21,165		$103,746	$2,186	$—	$137,953
Current period gross charge offs	$—	$—		$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.80	4.00		N/A	3.00	3.17		3.36	3.32	N/A	3.37
Home equity lines of credit
Pass	$112	$590		$212	$384	$446		$563	$58,345	$95	$60,747
Pass/Watch	—	—		—	—	—		—	730	—	730
Special Mention	—	—		—	—	—		—	—	5	5
Substandard	—	—		—	—	—		—	503	—	503
Doubtful	—	—		—	—	—		—	—	—	—
	$112	$590		$212	$384	$446		$563	$59,578	$100	$61,985
Current period gross charge offs	$—	$—		$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.00		3.00	3.00	3.00		3.09	3.11	3.63	3.11

											Revolving
											Loans
										Revolving	Converted
	2026	2025	2024		2023		2022		Prior	Loans	To Term	Total
Commercial loans
Pass	$569,434	$164,011		$77,143		$52,131		$122,925	$40,141	$108,176	$8,137	$1,142,098
Pass/Watch	30	1,391		929		—		3,342	24	3,095	—	8,811
Special Mention	—	5,000		—		4		724	2,329	13,511	839	22,407
Substandard	—	48		780		208		1,342	1,331	54	234	3,997
Doubtful	—	—		7,549		—		—	—	—	—	7,549
	$569,464	$170,450		$86,401		$52,343		$128,333	$43,825	$124,836	$9,210	$1,184,862
Current period gross charge offs	$—	$—	$		$			$2,303	$78	$1,988	$	$4,369
Weighted average risk grade	3.98	3.49		3.68		3.50		3.14	3.82	3.63	4.07	3.73
Paycheck Protection Program loans
Pass	$—	$—		$—		$—		$—	$1,713	$—	$—	$1,713
Pass/Watch	—	—		—		—		—	—	—	—	—
Special Mention	—	—		—		—		—	—	—	—	—
Substandard	—	—		—		—		—	—	—	—	—
Doubtful	—	—		—		—		—	—	—	—	—
	$—	$—		$—		$—		$—	$1,713	$—	$—	$1,713
Current period gross charge offs	$—	$—		$—		$—	$		$—	$—	$—	$—
Weighted average risk grade	N/A	N/A		N/A		N/A		N/A	2.00	N/A	N/A	2.00
Consumer loans
Pass	$10,692	$14,176		$34,891		$31,072		$159,434	$16,089	$9,193	$489	$276,036
Pass/Watch	—	—		—		—		—	—	—	—	—
Special Mention	—	—		1		7		42	14	—	—	64
Substandard	—	—		26		62		798	241	—	21	1,148
Doubtful	—	—		—		—		—	—	—	—	—
	$10,692	$14,176		$34,918		$31,141		$160,274	$16,344	$9,193	$510	$277,248
Current period gross charge offs	$—	$376		$1,527		$1,732		$1,185	$216	$—	$—	$5,036
Weighted average risk grade	4.00	4.00		4.00		3.56		2.83	3.26	2.50	4.13	3.18
PCD
Pass	$—	$—		$—		$—		$—	$2,229	$—	$—	$2,229
Pass/Watch	—	—		—		—		—	—	—	—	—
Special Mention	—	—		—		—		—	1,084	—	—	1,084
Substandard	—	—		—		—		—	1,249	—	—	1,249
Doubtful	—	—		—		—		—	—	—	—	—
	$—	$—		$—		$—		$—	$4,562	$—	$—	$4,562
Current period gross charge offs	$—	$—		$—		$—		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A		N/A		N/A		N/A	5.22	N/A	N/A	5.22
Total	$715,846	$416,802		$221,859		$200,984		$580,616	$1,095,378	$210,424	$24,479	$3,466,388
Current period gross charge offs	$—	$376		$1,527		$1,732		$3,488	$294	$1,993	$—	$9,410
Weighted average risk grade	3.90	3.34		3.56		3.55		3.22	3.76	3.42	3.77	3.60

The following table presents weighted-average risk grades for all loans, by class and year of origination/renewal as of December 31, 2025 ($ in thousands):

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$70,931	$53,252	$62,228	$72,651	$58,092	$176,323	$1,407	$8,028	$502,912
Special Mention	—	—	—	—	—	3,165	—	—	3,165
Substandard	—	—	—	87	187	3,737	—	—	4,011
Doubtful	—	—	—	—	—	—	—	—	—
	$70,931	$53,252	$62,228	$72,738	$58,279	$183,225	$1,407	$8,028	$510,088
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.32	3.21	3.54	3.41	3.42	3.46	3.46	3.74	3.42
Commercial real estate - nonowner occupied
Pass	$15,950	$21,700	$42,907	$27,724	$41,446	$282,205	$11,365	$3,315	$446,612
Special Mention	—	—	—	17,276	—	4,379	—	—	21,655
Substandard	—	—	—	—	98,562	262	—	—	98,824
Doubtful	—	—	—	—	—	—	—	—	—
	$15,950	$21,700	$42,907	$45,000	$140,008	$286,846	$11,365	$3,315	$567,091
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.20	3.74	3.61	3.85	5.22	3.70	3.71	2.98	4.07
Secured by farmland
Pass	$406	$21	$—	$—	$—	$2,031	$616	$59	$3,133
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	275	—	—	275
Doubtful	—	—	—	—	—	—	—	—	—
	$406	$21	$—	$—	$—	$2,306	$616	$59	$3,408
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.95	4.00	N/A	N/A	N/A	4.23	3.93	2.92	4.12
Construction and land development
Pass	$69,022	$12,971	$7,081	$34,816	$166	$6,741	$461	$—	$131,258
Special Mention	—	—	—	—	—	499	—	—	499
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$69,022	$12,971	$7,081	$34,816	$166	$7,240	$461	$—	$131,757
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.10	3.00	3.90	3.63	3.99	3.51	3.65	N/A	3.30
Residential 1-4 family
Pass	$53,742	$38,550	$23,232	$141,982	$123,591	$182,506	$4,861	$2,663	$571,127
Special Mention	—	—	—	—	—	267	—	—	267
Substandard	—	115	—	517	—	4,003	283	554	5,472
Doubtful	—	—	—	—	—	—	—	—	—
	$53,742	$38,665	$23,232	$142,499	$123,591	$186,776	$5,144	$3,217	$576,866
Current period gross charge offs	$—	$—	$67	$—	$—	$5	$—	$—	$72
Weighted average risk grade	3.06	3.34	3.10	3.09	3.04	3.21	3.22	3.94	3.14
Multi- family residential
Pass	$7,009	$—	$440	$21,344	$22,656	$82,644	$5,384	$—	$139,477
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	513	—	271	784
Doubtful	—	—	—	—	—	—	—	—	—
	$7,009	$—	$440	$21,344	$22,656	$83,157	$5,384	$271	$140,261
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	N/A	3.00	3.17	3.23	3.41	3.82	6.00	3.39
Home equity lines of credit
Pass	$562	$215	$420	$355	$312	$325	$58,893	$107	$61,189
Special Mention	—	—	—	—	—	(1)	—	—	(1)
Substandard	—	—	—	—	—	(2)	540	12	550
Doubtful	—	—	—	—	—	—	—	—	—
	$562	$215	$420	$355	$312	$322	$59,433	$119	$61,738
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.17	3.06	3.71	3.06
Commercial loans
Pass	$169,480	$399,604	$55,482	$143,884	$25,566	$19,446	$92,493	$8,292	$914,247
Special Mention	4,994	—	—	769	2,278	1	13,510	885	22,437
Substandard	—	30	212	22,281	383	1,156	2,065	132	26,259
Doubtful	—	7,549	—	—	—	—	—	—	7,549
	$174,474	$407,183	$55,694	$166,934	$28,227	$20,603	$108,068	$9,309	$970,492
Current period gross charge offs	$—	$—	$2	$28	$—	$—	$—	$732	$762
Weighted average risk grade	3.44	3.12	3.45	3.41	3.92	3.46	3.52	3.92	3.33

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$—	$849	$870	$—	$—	$1,719
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$849	$870	$—	$—	$1,719
Current period gross charge offs	$—	$—	$—	$—	$173	$—	$—	$—	$173
Weighted average risk grade	N/A	N/A	N/A	N/A	2.00	2.00	N/A	N/A	2.00
Consumer loans
Pass	$10,533	$96,784	$14,093	$152,174	$16,843	$2,590	$20,868	$534	$314,419
Special Mention	—	—	3	28	—	17	—	—	48
Substandard	—	10	86	517	315	2	—	10	940
Doubtful	—	—	—	—	—	—	—	—	—
	$10,533	$96,794	$14,182	$152,719	$17,158	$2,609	$20,868	$544	$315,407
Current period gross charge offs	$264	$3,255	$13,490	$15,838	$402	$68	$9	$—	$33,326
Weighted average risk grade	4.00	4.00	3.03	2.69	3.08	4.01	2.20	4.04	3.16
PCD
Pass	$—	$—	$—	$—	$—	$2,426	$—	$—	$2,426
Special Mention	—	—	—	—	—	1,113	—	—	1,113
Substandard	—	—	—	—	—	1,317	—	—	1,317
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$4,856	$—	$—	$4,856
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.67	N/A	N/A	4.67
Total	$402,629	$630,801	$206,184	$636,405	$391,246	$778,810	$212,746	$24,862	$3,283,683
Current period gross charge offs	$264	$3,255	$13,559	$15,866	$575	$73	$9	$732	$34,333
Weighted average risk grade	3.33	3.29	3.46	3.20	3.95	3.50	3.27	3.76	3.42

Revolving loans that were converted to term loans during the three and six months ended June 30, 2026 were as follows ($ in thousands):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Commercial real estate - non-owner occupied	$246	$—	$246	$15
Residential 1-4 family	—	—	—	164
Commercial loans	509	149	571	1,075
Consumer loans	21	—	21	—
Total loans	$776	$149	$838	$1,254

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1 million as of June 30, 2026 and December 31, 2025.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of June 30, 2026 and December 31, 2025, calculated in accordance with ASC 326 ($ in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
June 30, 2026	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$5,480	$3,381	$—	$1,295	$5,333	$554	$390	$6,038	$3,113	$—	$25,584
Q-factor and other qualitative adjustments	383	696	12	230	819	648	27	923	227	—	3,965
Specific allocations	334	13,653	—	189	52	—	—	1,680	507	—	16,415
Total	$6,197	$17,730	$12	$1,714	$6,204	$1,202	$417	$8,641	$3,847	$—	$45,964

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,915	$3,796	$1	$689	$6,070	$709	$408	$5,597	$3,650	$—	$25,835
Q-factor and other qualitative adjustments	433	1,109	29	59	670	659	20	443	395	—	3,817
Specific allocations	334	10,424	—	—	112	—	—	5,157	204	—	16,231
Total	$5,682	$15,329	$30	$748	$6,852	$1,368	$428	$11,197	$4,249	$—	$45,883

Activity in the allowance for credit losses by class of loan for the three and six months ended June 30, 2026 and 2025 is summarized below ($ in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
For the Three Months Ended	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
June 30, 2026	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$6,053	$14,853	$5	$1,227	$6,680	$1,332	$428	$12,052	$3,751	$—	$46,381
Provision (recovery)	144	2,870	7	487	(526)	(130)	(12)	958	1,654	—	5,452
Charge offs	—	—	—	—	—	—	—	(4,369)	(2,440)	—	(6,809)
Recoveries	—	7	—	—	50	—	1	—	882	—	940
Ending balance	$6,197	$17,730	$12	$1,714	$6,204	$1,202	$417	$8,641	$3,847	$—	$45,964

For the Three Months Ended
June 30, 2025
Allowance for credit losses:
Beginning balance	$5,697	$6,912	$22	$1,087	$6,537	$1,488	$459	$11,099	$10,500	$220	$44,021
Provision (recovery)	30	7,075	7	(30)	(130)	(32)	2	1,162	222	(3)	8,303
Charge offs	—	—	—	—	(67)	—	—	(726)	(11,939)	—	(12,732)
Recoveries	—	—	—	—	—	—	1	—	6,392	—	6,393
Ending balance	$5,727	$13,987	$29	$1,057	$6,340	$1,456	$462	$11,535	$5,175	$217	$45,985

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
For the Six Months Ended	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
June 30, 2026	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,682	$15,329	$30	$748	$6,852	$1,368	$428	$11,197	$4,249	$—	$45,883
Provision (recovery)	515	2,392	(18)	966	(693)	(166)	(13)	1,738	2,280	—	7,001
Charge offs	—	—	—	—	(5)	—	—	(4,369)	(5,036)	—	(9,410)
Recoveries	—	9	—	—	50	—	2	75	2,354	—	2,490
Ending balance	$6,197	$17,730	$12	$1,714	$6,204	$1,202	$417	$8,641	$3,847	$—	$45,964

For the Six Months Ended
June 30, 2025
Allowance for credit losses:
Beginning balance	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724
Provision (recovery)	(172)	7,021	9	(146)	(412)	(164)	(73)	1,673	2,191	(28)	9,899
Charge offs	—	—	—	—	(67)	—	—	(932)	(26,067)	—	(27,066)
Recoveries	—	—	—	—	—	—	2	—	9,426	—	9,428
Ending balance	$5,727	$13,987	$29	$1,057	$6,340	$1,456	$462	$11,535	$5,175	$217	$45,985

Generally, a commercial loan, or a portion thereof, is charged-off when it is determined, through the analysis of any available current financial information with regards to the borrower, that the borrower is incapable of servicing unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance is pending or, in the case of secured debt, when it is determined, through analysis of current information with regards to the collateral position, that amounts due from the borrower are in excess of the calculated current fair value of the collateral. Losses on installment loans are recognized in accordance with regulatory guidelines. All other consumer loan losses are recognized when delinquency exceeds 120 cumulative days except for the Consumer Program loans that are charged-off once they exceed 90 days past due.

The following table presents the principal balance of loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$3,718	$334	$3,737	$334
Commercial real estate - non-owner occupied	69,826	13,653	98,922	10,424
Secured by farmland	215	—	275	—
Construction and land development	389	189	389	—
Residential 1-4 family	4,226	52	5,129	112
Multi- family residential	—	—	784	—
Commercial loans	10,833	1,680	33,034	5,157
Consumer loans	9,794	507	15,057	204
Total non-PCD loans	99,001	16,415	157,327	16,231
PCD loans	4,562	—	4,856	-
Total loans	$103,563	$16,415	$162,183	$16,231

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

Best efforts and mandatory forward loan sale commitments are commitments to sell individual mortgage loans using both best efforts and mandatory delivery at a fixed price to an investor at a future date. Forward loan sale commitments that are mandatory delivery are accounted for as derivatives and carried at fair value, determined as the amount that would be necessary to settle the derivative financial instrument at the balance sheet date. Forward loan sale commitments that are best efforts are not derivatives but can be and have been accounted for at fair value, determined in a similar manner to those that are mandatory delivery. Forward loan sale commitments are recorded on the balance sheet as derivative assets and derivative liabilities with changes in their fair values recorded in mortgage banking income in the condensed consolidated statements of income.

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Average pull through rates	88.1%	82.8%
Average costs to originate	1.3%	1.3%

The following summarizes derivative and non-derivative financial instruments as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$2,195	$90,391
Derivative liabilities	$42	$153,500

	June 30, 2026
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$319	$18,970

	December 31, 2025
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,389	$52,702
Derivative liabilities	$121	$132,500

	December 31, 2025
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$169	$15,100
(1)	Pull through rate adjusted.

The notional amounts of mortgage loans held for sale not committed to investors was $92 million and $90 million as of June 30, 2026 and December 31, 2025, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$69,048	$—	$69,048	$—
Obligations of states and political subdivisions	5,040	—	5,040	—
Corporate securities	6,819	—	6,819	—
Residential government-sponsored collateralized mortgage obligations	61,608	—	61,608	—
Agency commercial mortgage-backed securities	19,648	—	19,648	—
SBA pool securities	6,122	—	6,122	—
	168,285	—	168,285	—
Loans held for investment	50,041	—	50,041	—
Loans held for sale, at fair value	198,713	—	198,713	—
Mortgage banking financial assets	319	—	—	319
Mortgage banking derivative assets	2,195	—	—	2,195
Investment in Panacea Financial Holdings, Inc. common stock	7,299	—	—	7,299
Total assets	$426,852	$—	$417,039	$9,813

Liabilities:
Interest rate swaps, net	$115	$—	$115	$—
Mortgage banking derivative liabilities	42	—	—	42
Total liabilities	$157	$—	$115	$42

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$71,806	$—	$71,806	$—
Obligations of states and political subdivisions	5,778	—	5,778	—
Corporate securities	6,579	—	6,579	—
Residential government-sponsored collateralized mortgage obligations	63,807	—	63,807	—
Government-sponsored agency securities	—	—	—	—
Agency commercial mortgage-backed securities	16,965	—	16,965	—
SBA pool securities	6,442	—	6,442	—
	171,377	—	171,377	—
Loans held for investment	150,178	—	150,178	—
Loans held for sale, at fair value	166,066	—	166,066	—
Consumer Program derivative	159	—	—	159
Mortgage banking financial assets	169	—	—	169
Mortgage banking derivative assets	1,389	—	—	1,389
Investment in Panacea Financial Holdings, Inc. common stock	6,899	—	—	6,899
Total assets	$496,237	$—	$487,621	$8,616

Liabilities:
Interest rate swaps, net	$214	$—	$214	$—
Mortgage banking derivative liabilities	121	—	—	121
Total liabilities	$335	$—	$214	$121

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$27,153	$—	$—	$27,153
Assets held for sale	776	—	—	776

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,879	$—	$—	$66,879
Assets held for sale	776	—	—	776

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels of financial instruments were as follows for the periods indicated ($ in thousands):

		June 30, 2026		December 31, 2025
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$176,825	$176,825	$143,607	$143,607
Securities available-for-sale	Level 2	168,285	168,285	171,377	171,377
Securities held-to-maturity	Level 2	6,588	6,125	6,981	6,560
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	27,487	27,487	14,185	14,185
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans	Level 2 and 3	3,420,424	3,383,597	3,237,800	3,182,264
Loans held for sale, at fair value	Level 2	198,713	198,713	166,066	166,066
Loans held for sale, at lower of cost or market	Level 2	33,277	33,277	—	—
Mortgage banking financial assets	Level 3	319	319	169	169
Mortgage banking derivative assets	Level 3	2,195	2,195	1,389	1,389
Investment in Panacea Financial Holdings, Inc. common stock	Level 3	7,299	7,299	6,899	6,899
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,384,734	$1,384,734	$1,417,177	$1,417,177
Money market and savings accounts	Level 2	1,754,883	1,754,883	1,663,223	1,663,223
Time deposits	Level 3	306,724	304,359	315,185	313,792
Securities sold under agreements to repurchase	Level 1	3,974	3,974	3,552	3,552
Interest rate swaps, net	Level 2	115	115	214	214
FHLB advances	Level 2	300,000	300,000	25,000	25,000
Junior subordinated debt	Level 2	9,954	11,731	9,929	12,151
Senior subordinated notes	Level 2	59,404	61,270	86,233	90,813
Secured borrowings	Level 3	14,165	14,165	14,773	14,773
Mortgage banking derivative liabilities	Level 3	42	42	121	121

The carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale at fair value, mortgage banking financial assets and liabilities, mortgage banking derivative assets and liabilities, interest rate swaps, demand deposits and NOW accounts, savings accounts, money market accounts, FHLB advances, secured borrowings and securities sold under agreements to repurchase.

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

As of June 30, 2026 and December 31, 2025, the Company had operating lease liabilities totaling $61 million and right-of-use assets totaling $64 million and $66 million, respectively, reflected in our condensed consolidated balance sheets related to these leases. The Company does not currently have any financing leases. For the three months ended June 30, 2026 and 2025, our net operating lease costs were $2 million and $1 million, respectively, and for the six months ended June 30, 2026 and 2025, our net operating lease costs were $4 million and $1 million, respectively. These net operating lease costs are reflected in occupancy expenses on the condensed consolidated statements of income.

The following table presents other information related to operating leases:

	June 30, 2026	December 31, 2025
Other information:
Weighted-average remaining lease term - operating leases, in years	17.2	17.5
Weighted-average discount rate - operating leases	8.4%	8.4%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	June 30, 2026
Lease payments due:
2026	$3,591
2027	7,268
2028	7,204
2029	6,776
2030	6,023
Thereafter	91,822
Total lease payments	122,684
Less: imputed interest	(62,111)
Lease liabilities	$60,573

As of June 30, 2026, the Company did not have any operating lease that has not yet commenced that would create additional lease liabilities and right-of-use assets. The amount of expense related to short-term leases recognized for the three and six months ended June 30, 2026 and 2025 was immaterial.

7.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of both June 30, 2026 and December 31, 2025 was $4 million.

As of June 30, 2026 and December 31, 2025, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $8 million and $6 million, respectively, to customers who require collateral for overnight repurchase agreements and deposits.

Other borrowings consist of the following ($ in thousands):

	June 30,	December 31,
	2026	2025

FHLB collateral advances (1)	$300,000	$25,000
Secured borrowings	14,165	14,773
Securities sold under agreements to repurchase	3,974	3,552
Total	$318,139	$43,325

Weighted average interest rate	3.97%	4.94%
(1)	Advances under the short-term borrowing line at 3.88% interest, maturing in October 2026.

As of June 30, 2026, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $639 million from the FHLB.

The Bank has the ability to borrow from the Federal Reserve discount window borrowing program. As of June 30, 2026, the Bank had borrowing capacity of $484 million within the program but has not utilized it.

In 2017, the Company assumed $10 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of June 30, 2026 and December 31, 2025, there was $10 million outstanding, net of approximately $357 thousand and $381 thousand of debt issuance costs as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the interest rate payable on the trust preferred securities was 6.88% and 6.91%, respectively. As of June 30, 2026, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27 million of its fixed-to-floating rate senior Subordinated Notes due 2027. The Company repaid these notes on January 31, 2026.

On August 25, 2020, Primis completed the sale of $60 million of its fixed-to-floating rate senior Subordinated Notes due 2030. Interest is payable on these notes at a floating rate equal to Three-Month Term SOFR, plus a spread of 531 basis points. As of June 30, 2026 and December 31, 2025, 80% of these notes qualified as Tier 2 capital.

As of both June 30, 2026, and December 31, 2025, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled approximately $1 million.

Secured Borrowings

The balance of secured borrowings was $14 million and $15 million as of June 30, 2026 and December 31, 2025, respectively. The Company did not transfer any principal balance of loans to another financial institution during the three and six months ended June 30, 2026 or during the year ended December 31, 2025, that were accounted for as secured borrowings. The remaining amortized cost balance of the underlying loans was $14 million and $15 million as of June 30, 2026 and December 31, 2025, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of June 30, 2026 and December 31, 2025, and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”. The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three and six months ended June 30, 2026. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

A summary of stock option activity for the six months ended June 30, 2026, follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Yrs)	(in thousands)
Options outstanding, beginning of period	17,800	$11.99	0.5	$—
Expired	(3,000)	11.99
Exercised	(14,800)	11.99
Options outstanding, end of period	—	$—	—	$—

Exercisable at end of period	—	$—	—	$—

There was no stock-based compensation expense associated with stock options for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, we do not have any unrecognized compensation expense associated with the stock options.

A summary of time vested restricted stock award activity for the six months ended June 30, 2026, follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested restricted stock outstanding, beginning of period	60,250	$12.97	3.0
Granted	21,500	14.49
Vested	(17,650)	13.59
Unvested restricted stock outstanding, end of period	64,100	$13.30	5.1

Stock-based compensation expense for time vested restricted stock awards totaled $78 thousand and $18 thousand for the three months ended June 30, 2026 and 2025, respectively, and $145 thousand and $49 thousand for the six months ended June 30, 2026 and 2025, respectively.  As of June 30, 2026, unrecognized compensation expense associated with restricted stock awards was $738 thousand, which is expected to be recognized over the remaining contractual term.

A summary of performance-based restricted stock units (the “Units”) for the six months ended June 30, 2026, follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested Units outstanding, beginning of period	319,960	$12.36	1.3
Vested	(67,387)	14.58
Forfeited	(3,526)	13.52
Unvested Units outstanding, end of period	249,047	11.74	1.1

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

The Company recognized $254 thousand and $296 thousand stock-based compensation expense during the three and six months ended June 30, 2026, respectively and zero during 2025 as a result of the probability of a portion of the Units vesting. The potential unrecognized compensation expense associated with these Units was approximately $2 million and $3 million as of June 30, 2026 and December 31, 2025, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amounts recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had letters of credit outstanding totaling $18 million and $20 million as of June 30, 2026 and December 31, 2025, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures ($ in thousands):

	2026	2025
Balance as of January 1	$1,006	$1,121
(Benefit) provision for credit losses	(175)	31
Balance as of June 30	$831	$1,152

Commitments

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments are made predominately for adjustable rate loans, and generally have fixed expiration dates of up to three months or other termination clauses and usually require payment of a fee. Primis evaluates each customer’s creditworthiness on a case-by-case basis. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company had $195 million in mortgage loan commitments outstanding as of June 30, 2026, related to approved mortgage loan applications, although not all approved applications will ultimately fund.

As of June 30, 2026 and December 31, 2025, the Company had unfunded lines of credit and undisbursed construction loan funds totaling $577 million and $567 million, respectively, not all of which are expected to be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate instruments. The amount of certificate of deposit accounts maturing in less than one year was $275 million as of June 30, 2026. Management anticipates that funding requirements for these commitments will be met in the normal course of business.

Primis also had outstanding commitments under subscription agreements entered into for investments in non-marketable equity securities of $1 million as of both June 30, 2026 and December 31, 2025.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations ($ in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2026
Basic EPS	$9,426	24,732	$0.38
Effect of dilutive stock options and unvested restricted stock	—	56	—
Diluted EPS	$9,426	24,788	$0.38

For the three months ended June 30, 2025
Basic EPS	$2,437	24,701	$0.10
Effect of dilutive stock options and unvested restricted stock	—	13	—
Diluted EPS	$2,437	24,714	$0.10

For the six months ended June 30, 2026
Basic EPS	$16,738	24,699	$0.68
Effect of dilutive stock options and unvested restricted stock	—	52	—
Diluted EPS	$16,738	24,751	$0.68

For the six months ended June 30, 2025
Basic EPS	$25,073	24,704	$1.01
Effect of dilutive stock options and unvested restricted stock	—	14	—
Diluted EPS	$25,073	24,718	$1.01

The Company did not have any anti-dilutive options for the three and six months ended June 30, 2026 and had 19,000 for the three and six months ended June 30, 2025.

11.         SEGMENT INFORMATION

The Company’s reportable operating segments are determined based on its internal organizational structure, which is overseen by the CEO, the Company’s designated Chief Operating Decision Maker. While the CEO consults with key members of his leadership team, the ultimate responsibility for making operational decisions and resource allocations resides with the CEO. For the six months ended June 30, 2026 and 2025, the Company’s internal organizational structure and resulting management reporting was concentrated around the Bank and Primis Mortgage, which resulted in the Company determining these to be its two reportable segments.

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

Primis Bank. This segment specializes in providing financing services to businesses in various industries along with consumer and residential loans to individuals. The segment also provides deposit-related services to businesses, non-

profits, municipalities, and individual consumers. The primary source of revenue for this segment is interest income from the origination of loans, while the primary expenses are interest expenses on deposits, provisions for loan losses, personnel costs, and data processing expenses.

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

	As of and for the three months ended June 30, 2026				As of and for the six months ended June 30, 2026
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$3,343	$52,936	$43	$56,322	$5,719	$104,041	$88	$109,848
Interest expense	—	20,967	1,600	22,567	—	40,551	3,468	44,019
Net interest income (loss)	3,343	31,969	(1,557)	33,755	5,719	63,490	(3,380)	65,829
Provision (benefit) for credit losses	(10)	5,462	—	5,452	6	6,995	—	7,001
Net interest income (loss) after provision for credit losses	3,353	26,507	(1,557)	28,303	5,713	56,495	(3,380)	58,828

Noninterest income:
Mortgage banking income	11,388	—	—	11,388	22,148	—	—	22,148
Other noninterest income	—	10,246	400	10,646	—	13,041	400	13,441
Total noninterest income	11,388	10,246	400	22,034	22,148	13,041	400	35,589

Noninterest expenses:
Salaries and benefits	9,529	10,137	601	20,267	18,241	20,738	844	39,823
Data processing expense	317	2,025	—	2,342	583	3,947	—	4,530
Other operating expenses	1,592	13,847	159	15,598	3,098	24,248	262	27,608
Total noninterest expenses	11,438	26,009	760	38,207	21,922	48,933	1,106	71,961
Income (loss) before income taxes	3,303	10,744	(1,917)	12,130	5,939	20,603	(4,086)	22,456
Income tax expense	769	1,563	372	2,704	1,386	3,654	678	5,718
Net income (loss) attributable to Primis' common stockholders	$2,534	$9,181	$(2,289)	$9,426	$4,553	$16,949	$(4,764)	$16,738

Total assets	$236,116	$4,325,080	$(207,582)	$4,353,614	$236,116	$4,325,080	$(207,582)	$4,353,614
(1)	Other includes Primis Bank Holding Company and intercompany eliminations.

	As of and for the three months ended June 30, 2025				As of and for the six months ended June 30, 2025
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$1,754	$45,822	$51	$47,627	$2,810	$92,439	$101	$95,350
Interest expense	—	20,814	1,633	22,447	—	40,505	3,301	43,806
Net interest income (loss)	1,754	25,008	(1,582)	25,180	2,810	51,934	(3,200)	51,544
Provision for credit losses	—	8,303	—	8,303	—	9,899	—	9,899
Net interest income (loss) after provision for credit losses	1,754	16,705	(1,582)	16,877	2,810	42,035	(3,200)	41,645

Noninterest income:
Mortgage banking income (loss)	8,391	(498)	—	7,893	14,113	(605)	—	13,508
Other noninterest income	—	2,686	7,451	10,137	—	4,517	32,340	36,857
Total noninterest income	8,391	2,188	7,451	18,030	14,113	3,912	32,340	50,365

Noninterest expenses:
Salaries and benefits	7,728	9,131	201	17,060	12,408	18,817	3,776	35,001
Data processing expense	192	2,845	—	3,037	323	5,563	—	5,886
Other operating expenses	1,259	10,423	163	11,845	2,229	19,690	1,652	23,571
Total noninterest expenses	9,179	22,399	364	31,942	14,960	44,070	5,428	64,458
Income (loss) before income taxes	966	(3,506)	5,505	2,965	1,963	1,877	23,712	27,552
Income tax expense (benefit)	221	(577)	884	528	446	539	5,096	6,081
Net income (loss)	745	(2,929)	4,621	2,437	1,517	1,338	18,616	21,471
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	3,602	3,602
Net income (loss) attributable to Primis' common stockholders	$745	$(2,929)	$4,621	$2,437	$1,517	$1,338	$22,218	$25,073

Total assets	$143,940	$3,830,202	$(102,416)	$3,871,726	$143,940	$3,830,202	$(102,416)	$3,871,726
(1)	Other includes Primis Bank Holding Company, PFH, and intercompany eliminations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of results that may be achieved for any other period. The emphasis of this discussion will be on the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025 for the condensed consolidated income statements. For the condensed consolidated balance sheets, the emphasis of this discussion will be the balances as of June 30, 2026 compared to December 31, 2025. This discussion and analysis contain statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Quarterly Report on Form 10-Q, including statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and are instead based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are inherently subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. The words “believe,” “may,” “forecast,” “should,” “anticipate,” “contemplate,” “estimate,” “expect,” “project,” “predict,” “intend,” “continue,” “would,” “could,” “hope,” “might,” “assume,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	uncertainties surrounding geopolitical events, trade policy developments, tariffs and retaliatory trade measures, taxation policy and federal monetary policy, which continue to impact the outlook for future economic growth (including an economic downturn or recession), and may adversely affect our customers, borrowers, depositors and counterparties, as well as market conditions, inflation, interest rates, consumer spending and commercial activity in our markets;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial Division, digital banking platform, V1BE fulfillment service, Mortgage Warehouse lending, and Primis Mortgage Company, as well as with respect to use and implementation of artificial intelligence and our cost saving projects to reduce technology vendor expenses and administrative and branch expenses, including risks associated with the regulatory environment applicable to fintech companies, changes in customer demand, operational integration challenges, compliance obligations and reputational risks;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;

●	changes in the local economies in our market areas, which may adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, stagflation, loan demand, real estate values, commodity prices, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	risks and costs associated with the use, development and implementation of artificial intelligence technologies, including operational, compliance, model risk, cybersecurity, privacy and reputational risks;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	the implementation of a regulatory reform agenda under the presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	regulatory, legislative, supervisory, litigation, reputational and operational risks associated with the provision of banking services to customers operating in industries subject to heightened governmental, public or media scrutiny, including allegations or claims relating to account access, customer onboarding, account terminations, so-called "debanking" practices, fair access to financial services, consumer protection requirements or anti-discrimination laws and regulations;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	the potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, civil unrest, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to expediently remediate our existing material weakness in our internal controls deemed ineffective;
●	failure to maintain effective internal controls and procedures, including the ability to remediate identified material weakness in internal control over financial reporting expediently;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	negative publicity and the impact on our reputation;
●	our ability to grow the mortgage warehouse business and achievement of certain margin results; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the SEC under the Exchange Act.

Forward-looking statements are not guarantees of performance or results and should not be relied upon as representing management’s views as of any subsequent date. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. When considering forward-looking statements, you should refer to the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our periodic and current reports filed with the SEC for specific factors that could cause our actual results to be different from those expressed or implied by our forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q (or an earlier date to the extent applicable). Except as required by applicable law, we undertake no obligation to publicly update or revise these forward-looking statements in light of new information or future events.

OVERVIEW

Primis Financial Corp. is the bank holding company for Primis Bank, a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. Primis Bank has 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications.  As of June 30, 2026, Primis had $4.4 billion in total assets, $3.5 billion in total loans held for investment, $3.4 billion in total deposits and $434 million in total stockholders’ equity.

We organized the core bank and lines of business in a way that we believe will drive premium operating results. Our strategy centers on growing earning assets, growing non-interest deposits, and achieving higher production and profitability in our retail mortgage business and the second quarter of 2026 was reflective of progress in these areas.

OPERATIONAL HIGHLIGHTS

Executive Overview

Our growth strategy is focused on driving higher production and profitability in four key areas of the company identified as the core community bank, mortgage warehouse, Panacea financial, and PMC. The following highlights key metrics from these four areas during 2026:

Core Community Bank

●	Approximately $90 million of funded loans year-to-date with a pipeline of $158 million as of June 30, 2026.

●	Low concentrations of investor commercial real estate loans, making up just 23% of total loans as of June 30, 2026.
●	The core Bank’s cost of deposits was 1.59% and 1.60% in the first and second quarter of 2026, respectively, compared to 1.83% and 1.79% in the first and second quarter of 2025, respectively. Approximately 21% of the core Bank’s deposit base as of June 30, 2026, are noninterest bearing deposits.
●	Continued success of our proprietary banking app for commercial depositors with over $450 million of our deposit base utilizing the service, including new deposit relationships as a result of the offering.
●	The core Bank had zero brokered deposits as of June 30, 2026.

Panacea Financial Division of the Bank

●	Outstanding loan balances grew 13% to $617 million as of June 30, 2026 from $544 million as of December 31, 2025. The balance as of June 30, 2026 included $33 million classified as HFS that is expected to sell in the third quarter of 2026.
●	Outstanding deposits were $169 million as of June 30, 2026, up 32% from December 31, 2025.

Mortgage Warehouse

●	Outstanding loan balances as of June 30, 2026 were $544 million, up 71% from $318 million as of December 31, 2025.
●	Mortgage warehouse funded on average approximately 12% of its outstanding loans with associated customer noninterest bearing deposit balances during the first six months of 2026.

Primis Mortgage Company

●	Closed loan volume was $788 million in the first six months of 2026, up 61% from the same period of 2025.
●	Pre-tax earnings was $2 million and $4 million during the three and six months ended June 30, 2026, respectively, compared to $100 thousand and $900 thousand during the three and six months ended June 30, 2025, respectively.

Funding for many of our strategies (all of the above excluding the core community bank) is provided exclusively by the Bank’s digital platform powered by what we believe is one of the safest and most functional deposit accounts in the nation. Because of the scalability of the platform, there is significantly less pressure on the core community bank to provide this funding and risk the profitable, decade-old relationships with core customers. The digital platform ended the second quarter of 2026 with approximately $1.0 billion of deposits with a cost of deposits of 3.79%. The digital platform successfully grew business accounts in 2026 with small business balances reaching $38 million as of June 30, 2026, up substantially from $16 million at December 31, 2025. Approximately 74% of our digital deposit customers have been with the Bank for at least three years.

SUMMARY OF FINANCIAL RESULTS

Results of Operations Highlights

We experienced strong results during the three and six months ended June 30, 2026, earning $9 million and $17 million, respectively, in net income available to common shareholders, or $0.38 and $0.68 basic and diluted earnings per common share, respectively. This compares to net income available to common shareholders of $2 million and $25 million during the three and six months ended June 30, 2025, respectively, or $0.10 and $1.01 basic and diluted earnings per common share, respectively. During the three and six months ended June 30, 2026 results included a $6 million gain on liquidation of an insurance agency investment, and during the three and six months ended June 30, 2025, results included a $7 million gain on sale of PFH shares and $32 million in sale of PFH shares and a one-time gain related to the deconsolidation of PFH, respectively. When excluding these gains from each period, income before income tax would have increased $9 million and $18 million during the three and six months ended June 30, 2026 compared to the same periods in 2025, respectively.

The key financial drivers of our results are noted in the following table with additional discussions following the table ($ in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
	compared to	compared to
	June 30, 2025	June 30, 2025
	Favorable (unfavorable) change
Net interest income	$8,575	$14,285
Provision for credit losses	2,851	2,898
Noninterest income	4,004	(14,776)
Noninterest expenses	(6,265)	(7,503)
Provision for income taxes	(2,176)	363
Noncontrolling interest	—	(3,602)
Net income attributable to Primis' common stockholders	$6,989	$(8,335)

●	Net interest income increased in both the three and six months ended June 30, 2026 compared to the same period in 2025 due to higher earning asset balances and higher rates earned on those balances. The increases were also impacted by lower interest expense on deposit accounts that was driven by a decline in rates paid and an increase of $98 million and $93 million of non-interest bearing deposits during the three and six months ended June 30, 2026 compared to the same period in 2025, respectively, in part due to our focus on growing non-interest bearing deposit balances and growing operating balances associated with mortgage warehouse lending. This was partially offset by an increase in interest expense on higher average borrowings in both three and six months ended June 30, 2026 compared to the same period in 2025.
●	Net interest margin increased 59 basis points and 44 basis points during the three and six months ended June 30, 2026 compared to the same period in 2025, respectively. Net interest margin was 3.45% and 3.44% during the three and six months ended June 30, 2026, respectively. Continued rebuilding of earning asset levels coupled with favorable deposit pricing was responsible for the improvements in 2026.
●	Noninterest income increased $4 million when comparing the three months ended June 30, 2026 to the same period in 2025 and declined $15 million when comparing the six months ended June 30, 2026 to the same period in 2025. The $4 million increase was driven by higher mortgage banking income, gain on liquidation of an insurance agency investment, and gain on sale of loans, partially offset by gains in 2025 on sale of PFH stock. The $15 million decline was primarily a result of gains on deconsolidation of PFH and sales of PFH stock in 2025. Excluding these 2025 gains and the agency investment gain in 2026, noninterest income was $18 million higher during the six months ended June 30, 2026 compared to the same period in 2025 driven by higher mortgage banking income and gain on sale of loans.
●	Noninterest expense increased $6 million and $8 million when comparing the three and six months ended June 30, 2026 to the same periods in 2025, respectively. The drivers in both periods were primarily due to increases in personnel and occupancy expenses. Personnel expenses grew primarily as a result of PMC due to the significant growth of the business from 2025 to 2026 and occupancy expenses grew primarily as a result of increased lease expense related to the sale-leaseback transaction in December of 2025, partially offset by lower depreciation expense related to the branches sold in the sale-leaseback. The increases were partially offset in both the three and six month periods of 2026 due to declines in data processing as a result of our new data processing contract executed in the second half of 2025.

Balance Sheet Highlights

●	Total assets increased 8% as of June 30, 2026 compared to December 31, 2025 primarily due to growth in PMC, Mortgage Warehouse, and the Panacea Division that drove growth in LHFI and LHFS.
●	Total LHFI as of June 30, 2026 was $3.5 billion, an increase of $183 million, or 6%, from December 31, 2025. The increase was led by 71% growth in the Mortgage Warehouse loans and 7% growth in Panacea division loans since December 31, 2025.
●	Total deposits increased $51 million or 1%, from December 31, 2025 to June 30, 2026. Increases were seen in NOW, money market, and savings, partially offset by declines in time deposits and noninterest bearing demand accounts. Growth was partially driven by increased Mortgage Warehouse business and Panacea Division deposit account balances. We had no wholesale deposit funding as of June 30, 2026.
●	The ratio of gross loans (excluding loans held for sale) to deposits increased to 100.6% at June 30, 2026, from 96.7% at December 31, 2025 as a result of loan growth outpacing deposit growth in 2026.
●	Allowance for credit losses to total loans was down 7 basis points to 1.33% as of June 30, 2026, compared to 1.40% as of December 31, 2025. The decline was driven by continued decline in promo and overall balances in the Consumer Program portfolio and a changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements.
●	Asset quality improved from year end with nonperforming assets as a percentage of total assets (excluding SBA guarantees) at 1.45% as of June 30, 2026, compared to 2.03% as of December 31, 2025, a 58 basis point change. This improvement was primarily driven by a decline in nonaccrual loans of $23 million which was driven by one commercial relationship that refinanced during the second quarter of 2026 with another financial institution.
●	We had decreases in Common Equity Tier 1 and Tier 1 and total risk-based capital of 3, 4, and 25 basis points, respectively, compared to December 31, 2025. Despite the decreases our capital ratios continued to exceed regulatory capital requirements set forth by our regulator to be considered adequately capitalized as of June 30, 2026, and the Bank continued to meet the applicable prompt-corrective-action well-capitalized thresholds.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison Net income available to common shareholders for the three months ended June 30, 2026 totaled $9 million, or $0.38 basic and diluted earnings per share, compared to $2 million, or $0.10 basic and diluted earnings per share, for the three months ended June 30, 2025. The results reflect strong growth in net interest income of $9 million driven by growth in interest income and flat interest expense. Provision for credit losses improved by $3 million due to the Consumer Program loan portfolio largely shifting to amortizing and improved delinquencies compared to the prior year and a shift in the remaining loan portfolio mix to loan categories with lower reserve requirements. We also experienced a $4 million increase in noninterest income driven by higher mortgage banking income due to growth in PMC and increased loan sale gains. These increases were offset by higher noninterest expense driven by personnel costs and occupancy expenses, the former due to growth in PMC and Mortgage Warehouse and the latter primarily a result of higher lease expense due to the sale-leaseback transaction executed in December 2025.  Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

Six-Month Comparison Net income available to common shareholders for the six months ended June 30, 2026 totaled $17 million, or $0.68 basic and diluted earnings per share, compared to $25 million, or $1.01 basic and diluted earnings per share, for the six months ended June 30, 2025. The decline was primarily a result of the $32 million of gains in 2025 due to deconsolidation of PFH in the first quarter of 2025 and gains from the sale of a portion of our remaining investment in PFH common share investment in the second quarter of 2025. When excluding these PFH-related gains and a $6 million one-time gain on liquidation of an insurance agency investment in 2026, income before income taxes increased in 2026 compared to the same period in 2025 by $18 million. Net interest income grew $14 million during the six months of 2026 compared to the same period in 2025 due to higher interest income and flat interest expense. Noninterest income included $9 million higher mortgage banking income and $2 million higher gain on sale of loans. Noninterest expense increased by $7 million driven by personnel costs and occupancy expenses for the same reasons as described above for the three month ended period and was partially offset by lower data processing costs. Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

Net Interest Income and Net Interest Margin

Our operating results depend primarily on our net interest income, which is the difference between interest and dividend income on interest-earning assets such as loans and investments, and interest expense on interest-bearing liabilities such as deposits and borrowings.

Three-Month Comparison

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated ($ in thousands):

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	June 30, 2026			June 30, 2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans held for sale	$207,590	$3,142	6.07%	$108,693	$1,754	6.47%
Loans, net of deferred fees (1) (2)	3,379,938	49,785	5.91%	3,074,993	42,963	5.60%
Investment securities	177,451	1,951	4.41%	249,485	1,928	3.10%
Other earning assets	164,006	1,444	3.53%	98,369	982	4.00%
Total earning assets	3,928,985	56,322	5.75%	3,531,540	47,627	5.41%
Allowance for credit losses	(45,717)			(39,990)
Total non-earning assets	318,522			302,900
Total assets	$4,201,790			$3,794,450

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$856,254	$4,446	2.08%	$821,893	$4,603	2.25%
Money market accounts	777,265	4,916	2.54%	759,107	5,271	2.79%
Savings accounts	950,932	7,575	3.20%	882,227	7,793	3.54%
Time deposits	311,192	2,451	3.16%	329,300	2,830	3.45%
Total interest-bearing deposits	2,895,643	19,388	2.69%	2,792,527	20,497	2.94%
Borrowings	219,946	3,179	5.80%	117,701	1,950	6.65%
Total interest-bearing liabilities	3,115,589	22,567	2.91%	2,910,228	22,447	3.09%
Noninterest-bearing liabilities:
Demand deposits	565,815			467,493
Other liabilities	86,339			36,649
Total liabilities	3,767,743			3,414,370
Primis common stockholders' equity	434,047			380,080
Total liabilities and stockholders' equity	$4,201,790			$3,794,450
Net interest income		$33,755			$25,180
Interest rate spread			2.84%			2.32%
Net interest margin			3.45%			2.86%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $34 million for the three months ended June 30, 2026, compared to $25 million for the three months ended June 30, 2025. Net interest income increased primarily as a result of higher average LHFS and net loans balances in the second quarter of 2026 compared to same period in prior year along with a 31 basis point increase in rates over that time on net loans. Interest expense was $120 thousand higher in the second quarter of 2026 compared to same period in prior year due primarily to $1 million higher expense on $102 million average borrowings mostly offset by lower interest expense on deposits due to lower rates on all interest-bearing deposit accounts despite deposit growth in all accounts except for time deposits in the current year.  Our net interest margin for the three months ended June 30, 2026 was 3.45%, compared to 2.86% for the three months ended June 30, 2025. Continued rebuilding of earning asset levels coupled with increased net loan rates and favorable deposit pricing was responsible for the improvement during the second quarter of 2026.

●	Average earning assets increased by $397 million, or 11%, primarily due to an increase in average total loans of $404 million, or 13%, and growth in other earning assets of $66 million, or 67%, partially offset by a decrease in average investment securities of $72 million, or 29%. The decrease in average investment securities was due to our investment portfolio restructuring in the fourth quarter of 2025 which resulted in higher interest income on the smaller average portfolio during the second quarter of 2026 compared to the same quarter in 2025. Average earning asset balances were driven higher by a $305 million increase in average LHFI balances which was primarily a result of continued growth of average Panacea Division loans and Mortgage Warehouse loans during the three months ended June 30, 2026 compared to the same period in 2025. LHFS average balances also increased by $99 million driven by a 30% increase in closed mortgage volume.
●	Average interest-bearing liabilities increased by $205 million compared to the second quarter of 2025 largely due to growth across all deposit products, except for time deposits and growth in average borrowings. Despite the growth, rates on average interest-bearing deposits declined 25 basis points in total, in large part due to a decline in the Fed Funds borrowing rate during the last twelve months of 75 basis points, which influences our deposit pricing. Interest paid on average borrowings increased $1 million due to a $102 million increase in average borrowings from the prior year to support our loan growth. We also experienced a $50 million increase in noninterest-bearing demand deposits driven by growth in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Lastly, we redeemed $27 million of subordinated debt at the end of January 2026 with a rate of 8.52% which benefited the second quarter of 2026, but was still outstanding in 2025.
●	Yields on average interest earning assets increased by 34 basis points comparing the three months ended June 30, 2026 to the same period in 2025. The increase was primarily driven by an increases in yields earned on LHFI of 31 basis points. Yields on loans increased due to higher rates on new loans, influenced by the 10-year treasury rate increasing more during the second quarter of 2026 compared to the second quarter of 2025, and a portion of the existing LHFI portfolio repricing since June 30, 2025 at current market rates. Rates on our interest-bearing liabilities declined by 18 basis points during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by the decline in external benchmark borrowing rates by 75 basis points over that time.

Six-Month Comparison

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated ($ in thousands):

	Average Balance Sheets and Net Interest Margin
	Analysis For the Six Months Ended
	June 30, 2026			June 30, 2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans held for sale	$183,433	$5,518	6.07%	$139,431	$2,810	4.06%
Loans, net of deferred fees (1) (2)	3,338,925	97,543	5.89%	2,986,727	86,871	5.87%
Investment securities	177,019	3,862	4.40%	247,362	3,834	3.13%
Other earning assets	162,611	2,925	3.63%	92,457	1,835	4.00%
Total earning assets	3,861,988	109,848	5.74%	3,465,977	95,350	5.55%
Allowance for credit losses	(45,462)			(43,495)
Total non-earning assets	312,629			295,964
Total assets	$4,129,155			$3,718,446

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$847,598	$8,690	2.07%	$813,752	$9,118	2.26%
Money market accounts	763,896	9,454	2.50%	773,507	10,691	2.79%
Savings accounts	936,622	14,777	3.18%	818,619	14,211	3.50%
Time deposits	313,722	4,969	3.19%	332,484	5,869	3.56%
Total interest-bearing deposits	2,861,838	37,890	2.67%	2,738,362	39,889	2.94%
Borrowings	200,672	6,129	6.16%	117,330	3,917	6.73%
Total interest-bearing liabilities	3,062,510	44,019	2.90%	2,855,692	43,806	3.09%
Noninterest-bearing liabilities:
Demand deposits	549,781			457,007
Other liabilities	86,216			37,461
Total liabilities	3,698,507			3,350,160
Primis common stockholders' equity	430,648			362,295
Noncontrolling interest	—			5,991
Total stockholders' equity	430,648			368,286
Total liabilities and stockholders' equity	$4,129,155			$3,718,446
Net interest income		$65,829			$51,544
Interest rate spread			2.84%			2.46%
Net interest margin			3.44%			3.00%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $66 million for the six months ended June 30, 2026, compared to $52 million for the six months ended June 30, 2025. Net interest income increased as a result of interest income increasing 15% while interest expense remained flat. Interest income increases were driven by interest earned on loans while the decline in interest expense on deposits was fully offset by an increase in interest expense on borrowings. The interest income increase was primarily a result of higher average earning assets and moderate improvement in interest rates, while interest expense was due to lower rates across all categories on higher overall average balances. Our net interest margin for the six months ended June 30, 2026 was 3.44%, compared to 3.00% for the six months ended June 30, 2025, an increase of 44 basis points.

●	Average earning assets increased by $397 million, or 11%, primarily due to an increase in average total loans of $396 million, or 13%, and growth in other earning assets of $70 million, or 76%, partially offset by a decrease in average investment securities of $70 million, or 28%. The decrease in average investment securities was due to our investment portfolio restructuring in the fourth quarter of 2025, which resulted in improved interest income on the smaller average portfolio during the first six months of 2026 compared to the first six months of 2025. Average earning asset balances were driven higher by a $352 million increase in average LHFI balances which was primarily a result of continued growth of average Panacea Division loans and Mortgage Warehouse loans during the six months ended June 30, 2026 compared to the same period in 2025. LHFS average balances also increased by $44 million driven by a 61% increase in closed mortgage volume in the six months ended June 30, 2026 compared to the same period in 2025.
●	Average interest-bearing liabilities increased by $207 million largely due to growth in NOW and savings accounts and other borrowings, partially offset by declines in money market and time deposit accounts. Despite the growth, rates on average interest-bearing deposits declined 27 basis points in total, in large part due to a decline in the Fed Funds borrowing rate during the last twelve months of 75 basis points, which influences our deposit pricing. Interest paid on average borrowings increased $2 million due to an $83 million increase in average borrowings from the prior year to support our loan growth. We also experienced a $93 million increase in noninterest-bearing demand deposits driven by growth in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Lastly, we redeemed $27 million of subordinated debt at the end of January 2026 with a rate of 8.52% which benefited the first half of 2026, but was still outstanding in 2025.
●	Yields on average interest earning assets increased by 19 basis points comparing the six months ended June 30, 2026 to the six months ended June 30, 2025. The increase was primarily driven by increases in yields earned on loans which increased 201 basis points on LHFS and 2 basis points on LHFI. Yields on loans increased due to higher rates on new loans, influenced by the 10-year treasury rate increasing more during the six months ended June 30, 2026 compared to the same six-month period in 2025, and a portion of the existing LHFI portfolio repricing since June 30, 2025 at current market rates. Rates on our interest-bearing liabilities declined by 19 basis points during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by the decline in external benchmark borrowing rates by 75 basis points over that time.

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

For the three months ended June 30, 2026 and 2025, we had a provision for credit losses of $5 million and $8 million, respectively. The provision during the three months ended June 30, 2026 was driven by specific reserve additions for one nonaccrual commercial real estate loan based on a re-evaluation of that borrower’s loan characteristics as of June 30, 2026 compared to March 31, 2026. A majority of the provision in the prior year was driven by the downgrade of two commercial real estate loans to substandard in the second quarter of 2025. Excluding the charges on these specific loans, the provision for credit losses declined $1 million during the three months ended June 30, 2026 compared to the same period in 2025 due to improved nonperforming assets, reduction in both the overall and promotional part of the Consumer Program portfolio, and a significant portion of loan growth concentrated in certain loans requiring less reserve due to their credit characteristics.

For the six months ended June 30, 2026 and 2025, we had a provision for credit losses of $7 million and $10 million, respectively. Decline in provision for credit losses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by the same factors as described in the three month ended period related to specific provisions on commercial real estate loans being higher in the prior year than the current year. Excluding the charges on these specific loans, the provision for credit losses declined $1 million during the six months ended June 30, 2026 compared to the same period in 2025 due to improved nonperforming assets, reduction in both the overall and promotional part of the Consumer Program portfolio, and a significant portion of loan growth concentrated in certain loans requiring less reserve due to their credit characteristics.

The Financial Condition and Asset Quality sections of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

Three-Month Comparison

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025	Change
Account maintenance and deposit service fees	$1,699	$1,675	$24
Income from bank-owned life insurance	729	438	291
Gain on Panacea Financial Holdings investment	400	7,450	(7,050)
Gain (loss) on other investments	5,961	(308)	6,269
Mortgage banking income	11,388	7,893	3,495
Gains on sale of loans	1,582	210	1,372
Consumer Program derivative income	196	593	(397)
Other noninterest income	79	79	—
Total noninterest income	$22,034	$18,030	$4,004

Noninterest income increased 22% to $22 million for the three months ended June 30, 2026, compared to $18 million for the three months ended June 30, 2025. The increase was primarily driven by a gain of $6 million from the liquidation of an insurance agency investment and $3 million of higher income from mortgage banking activity during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The 44% increase in mortgage banking income was related to an increase in funded and sold loan volume. PMC had a 58% increase in sold loans in the second quarter of 2026 compared to the same quarter of 2025, resulting in $2 million higher gains on sale in the second quarter of 2026 compared to the same quarter in 2025. Noninterest income also had a $1 million increase in gains on sale of loans year-over-year primarily driven by sales of Panacea Division commercial loans and, to a lesser extent, the sale of the guaranteed portion of SBA loans. Panacea Division and SBA loan sales are expected to continue during the last six months of 2026.  These increases were partially offset by gains on sale of a portion of our PFH common shares during the three months ended June 30, 2025 and fair value adjustments to the remaining common share investment retained. Lastly, we experienced a $291 thousand increase in bank-owned life insurance income as a result of a restructure of that portfolio, which we expect to improve further in the second half of 2026 at the completion of the restructuring.

Six-Month Comparison

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025	Change
Account maintenance and deposit service fees	$2,945	$3,014	$(69)
Income from bank-owned life insurance	1,201	863	338
Gains on Panacea Financial Holdings investment	400	32,028	(31,628)
Gain (loss) on other investments	6,010	(255)	6,265
Mortgage banking income	22,148	13,508	8,640
Gains on sale of loans	2,149	210	1,939
Consumer Program derivative income	592	301	291
Other noninterest income	144	696	(552)
Total noninterest income	$35,589	$50,365	$(14,776)

Noninterest income decreased 29% to $36 million for the six months ended June 30, 2026, compared to $50 million for the six months ended June 30, 2025. The decrease in noninterest income was primarily driven by the $32 million gain on our PFH investment, which comprised of the gain on deconsolidation of PFH in the first quarter of 2025 and gain on the sale of a portion of our ownership in PFH and fair value adjustments to the remaining common share investment retained in the second quarter of 2025. The current year included a one-time $6 million gain related to liquidation of an insurance agency investment. When excluding these gains from each year we had an increase in noninterest income of $11 million, or 62%.

During the six months ended June 30, 2026 we had $9 million higher income from mortgage banking activity compared to the same period in 2025. The increase in mortgage banking was related to a 61% increase in funded loan volume and subsequent sale of a large amount of these funded loans during 2026. PMC had a 71% increase in sold loans during the six months ended 2026 compared to the same period of 2025, resulting in $6 million higher gains on sale year-over-year. Noninterest income also increased $2 million due to gains on sale of loans year-over-year due to sales of Panacea Division commercial loans and the guaranteed portion of SBA loans, both of which are expected to continue during the second half of 2026. Lastly, we experienced a $338 thousand increase in bank-owned life insurance income as a result of a restructure of that portfolio, which we expect to improve further in the second half of 2026 at the completion of the restructuring.

Noninterest Expense

Three-Month Comparison

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025	Change
Salaries and benefits	$20,267	$17,060	$3,207
Occupancy expenses	2,646	1,318	1,328
Furniture and equipment expenses	2,153	1,809	344
Virginia franchise tax expense	695	577	118
FDIC insurance assessment	854	1,021	(167)
Data processing expense	2,342	3,037	(695)
Marketing expense	934	720	214
Telephone and communication expense	350	324	26
Professional fees	2,886	2,413	473
Miscellaneous lending expenses	1,128	900	228
Other operating expenses	3,952	2,763	1,189
Total noninterest expenses	$38,207	$31,942	$6,265

Noninterest expenses increased 20% to $38 million during the three months ended June 30, 2026, compared to $32 million during the three months ended June 30, 2025. The increase was primarily driven by higher salaries and benefits expenses, occupancy expenses, professional fees, and other operating expenses, partially offset by lower data processing expense.

Salaries and benefits expense increased $3 million in the three months ended June 30, 2026, compared to the same period in 2025. PMC accounted for $2 million of the growth in salaries and benefits expense due to the significant growth of the business in the last year, while growth in the Mortgage Warehouse business and the core Bank comprised the remaining $1 million increase due to growth in these areas.

Occupancy expenses grew $1 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily as a result of increased lease expense related to the sale-leaseback transaction executed in December of 2025. Other operating expense includes $1 million in payments to PFH during the second quarter of 2026 under an agreement to share the gains on sale of loans originated in the Panacea Division of the Bank and drove the change in other operating expense because prior year did not include similar amounts. The gross amount of gains on these loans is recorded in “gains on sale of loans” within noninterest income. We expect to have continued gains on sale of Panacea Division loans during the remainder of 2026 that will drive additional increases in other operating expenses due to sharing the gains with PFH.

Professional fees increased $473 thousand in the second quarter of 2026 compared to the second quarter of 2025 and were driven during the second quarter of 2026 by a number of discrete expenses related to the settlement of a previously disclosed mortgage lawsuit. Most other noninterest expense categories increased modestly comparing the three months ended June 30, 2026 to the same period in 2025 primarily as a result of overall business growth as evidenced in the 11% growth in average earning and total assets comparing the second quarter of 2026 to 2025.

Offsetting some of the increases in noninterest expense was a decrease of $695 thousand in data processing expense during the three months ended June 30, 2026, compared to the same period in 2025. The decline in expense was driven by the reduced cost of data processing paid for our core loan and deposit systems as a result of renegotiating our core data processing contract with our vendor in the second half of 2025.

Six-Month Comparison

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025	Change
Salaries and benefits	$39,823	$35,001	$4,822
Occupancy expenses	5,198	2,746	2,452
Furniture and equipment expenses	4,218	3,666	552
Virginia franchise tax expense	1,306	1,154	152
FDIC insurance assessment	1,592	1,814	(222)
Data processing expense	4,530	5,886	(1,356)
Marketing expense	1,694	1,234	460
Telephone and communication expense	661	611	50
Professional fees	4,746	4,638	108
Miscellaneous lending expenses	1,856	1,734	122
Other operating expenses	6,337	5,974	363
Total noninterest expenses	$71,961	$64,458	$7,503

Noninterest expenses increased 12% to $72 million during the six months ended June 30, 2026, compared to $64 million during the six months ended June 30, 2025. The increase was primarily driven by higher salaries and benefits expenses and occupancy expenses in 2026 compared to the same period in 2025. These increases were partially offset by lower data processing expenses during the six months ended June 30, 2026 compared to the same period in 2025.

Salaries and benefits expense increased $5 million for the six months ended June 30, 2026 compared to the same period in 2025 primarily driven by the substantial growth at PMC and in the Mortgage Warehouse lending business. The 61% closed loan volume growth for PMC and 195% loan growth in Mortgage Warehouse year-over-year fueled the growth in personnel costs to support these two businesses.

Occupancy expenses increased $2 million during the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increased lease expense related to the sale-leaseback transaction executed in December of 2025. Most other noninterest expense categories increased modestly comparing the six months ended June 30, 2026 to the same period in 2025 primarily as a result of overall business growth as evidenced in the 11% growth in average earning and total assets year-over-year.

Offsetting the increases in most of our noninterest expense categories was a decrease of $1 million in data processing expense during the six months ended June 30, 2026, compared to the same period in 2025. The decline in expense was driven by the reduced cost of data processing paid for our core loan and deposit systems as a result of renegotiating our core data processing contract with our vendor in the second half of 2025.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30,	December 31,
	2026	2025	Change
Total cash and cash equivalents	$176,825	$143,607	$33,218
Securities available-for-sale	168,285	171,377	(3,092)
Securities held-to-maturity	6,588	6,981	(393)
Loans held for sale, at fair value	198,713	166,066	32,647
Loans held for sale, at lower of cost or market	33,277	—	33,277
Net loans	3,420,424	3,237,800	182,624
Other assets	349,502	321,557	27,945
Total assets	$4,353,614	$4,047,388	$306,226

Total deposits	$3,446,341	$3,395,585	$50,756
Borrowings	387,497	139,487	248,010
Other liabilities	85,947	89,420	(3,473)
Total liabilities	3,919,785	3,624,492	295,293
Total equity	433,829	422,896	10,933
Total liabilities and equity	$4,353,614	$4,047,388	$306,226

LOAN PORTFOLIO

Loans Held for Sale

LHFS increased $66 million from December 31, 2025 primarily due to the origination for sale during the quarter of $33 million of Panacea Financial division commercial loans and an increase of $33 million in PMC loans. A majority of the Panacea loans were originated in the second quarter and are expected to be sold to another financial institution during the third quarter of 2026. The increase in PMC loans is a result of overall increase in origination volume during the quarter.

Loans Held for Investment

Gross LHFI were $3.5 billion and $3.3 billion as of June 30, 2026 and December 31, 2025, respectively. The increase in loans was driven by growth of mortgage warehouse loans and Panacea Division commercial loans. The growth was partially offset by loan paydowns during the six months ended June 30, 2026 of consumer, non-owner occupied commercial real estate, and residential 1-4 family loans. As of June 30, 2026 and December 31, 2025, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans HFI portfolio consisted of the following as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$560,515	16.2%	$510,088	15.5%
Commercial real estate - non-owner occupied	522,383	15.1%	567,091	17.3%
Secured by farmland	2,479	0.1%	3,408	0.1%
Construction and land development	153,906	4.4%	131,757	4.0%
Residential 1-4 family	558,782	16.1%	576,866	17.5%
Multi- family residential	137,953	4.0%	140,261	4.3%
Home equity lines of credit	61,985	1.8%	61,738	1.9%
Total real estate loans	1,998,003	57.7%	1,991,209	60.6%

Commercial loans	1,184,862	34.2%	970,492	29.6%
Paycheck protection program loans	1,713	—%	1,719	0.1%
Consumer loans	277,248	8.0%	315,407	9.6%
Total Non-PCD loans	3,461,826	99.9%	3,278,827	99.9%
PCD loans	4,562	0.1%	4,856	0.1%
Total loans	$3,466,388	100.0%	$3,283,683	100.0%

The following table sets forth the contractual maturity ranges of our LHFI portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of June 30, 2026 ($ in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$32,728	$67,554	$40,541	$221,050	$141,535	$3,294	$53,813	$560,515
Commercial real estate - non-owner occupied	75,942	145,013	30,377	81,797	77,222	9,052	102,980	522,383
Secured by farmland	455	386	697	214	512	—	215	2,479
Construction and land development	68,066	12,619	55,464	5,548	12,064	—	145	153,906
Residential 1-4 family	34,180	34,620	16,238	20,067	36,787	69,124	347,766	558,782
Multi- family residential	48,432	39,253	22,237	1,035	5,535	—	21,461	137,953
Home equity lines of credit	2,049	117	6,340	1	631	950	51,897	61,985
Total real estate loans	261,852	299,562	171,894	329,712	274,286	82,420	578,277	1,998,003
Commercial loans	86,925	60,683	651,441	332,337	44,772	7,015	1,689	1,184,862
Paycheck protection program loans	1,713	-	—	—	—	—	—	1,713
Consumer loans	31,422	135,486	41,430	59,371	6,815	2,720	4	277,248
Total Non-PCD loans	381,912	495,731	864,765	721,420	325,873	92,155	579,970	3,461,826
PCD loans	2,125	1,191	131	—	747	368	—	4,562
Total loans	$384,037	$496,922	$864,896	$721,420	$326,620	$92,523	$579,970	$3,466,388

Our highest concentration of credit by loan type is in commercial real estate. As of June 30, 2026, 35% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. Commercial real estate loans are generally viewed as having a higher risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy, or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default.

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

The following table presents the composition of the industry classification for commercial real estate non-owner occupied loans as a percentage of total loans for the periods ended June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Commercial real estate - non-owner occupied
Hotel/ Motel	$153,934	29.5%	$163,487	28.8%
Office	137,757	26.4%	131,638	23.2%
Retail	67,287	12.9%	80,918	14.3%
Assisted living	36,877	7.1%	54,382	9.6%
Mixed use	44,373	8.5%	44,626	7.9%
Warehouse/ Industrial	22,930	4.4%	20,691	3.6%
Daycare/Schools/Churches	10,591	2.0%	10,760	1.9%
Self-storage	10,284	2.0%	10,402	1.8%
Leisure/Recreational	5,946	1.1%	10,695	1.9%
Other	32,404	6.1%	39,492	7.0%
Total Commercial real estate - non-owner occupied	$522,383	100.0%	$567,091	100.0%

The following table presents the composition of office portfolio loans for commercial real estate non-owner occupied loans, their loan count and their weighted average loan-to-value percentage as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026			December 31, 2025
Commercial real estate - non-owner occupied - Office Portfolio (1)	Loan count	Amount	Weighted Average Loan-to-Value	Loan count	Amount	Weighted Average Loan-to-Value
Commercial medical office	12	$12,458	69.4%	10	$9,303	66.7%
Commercial office building	30	112,330	66.5%	28	108,586	65.9%
Commercial office/ warehouse	11	12,969	34.9%	12	13,749	36.8%
Total	53	$137,757	63.8%	50	$131,638	62.9%

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

Consumer Program Loans

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio principal balances as of June 30, 2026, which is only originated at fixed rates ($ in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Total Consumer Program Loans	$774	$18,567	$55,436	$—	$74,777

Over the past two years our Consumer Program loan portfolio comprised a significant amount of loans that had a no-interest promotional period. A majority of these have paid-off or converted to an amortization period and as of June 30, 2026 we only had approximately $250 thousand of principal amount of promotional loans that remain in a promotional period. All of these loans will end their promotional period in the next four months.

ASSET QUALITY

Nonperforming Assets

The following table presents a comparison of nonperforming assets as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30,	December 31,
	2026	2025
Nonaccrual loans	$61,847	$84,823
Loans past due 90 days and accruing interest	5,827	1,713
Total nonperforming loans	$67,674	$86,536

SBA guaranteed amounts included in nonperforming loans	$4,491	$4,482

Allowance for credit losses to total loans	1.33%	1.40%
Allowance for credit losses to nonaccrual loans	74.32%	54.09%
Allowance for credit losses to nonperforming loans	67.92%	53.02%
Nonaccrual to total loans	1.78%	2.59%
Nonperforming loans excluding SBA guaranteed loans to total assets	1.45%	2.03%

Nonperforming assets decreased $19 million, or 22%, as of June 30, 2026 compared to December 31, 2025, which was driven by one commercial relationship that was paid off through a refinance provided by an unrelated financial institution. As of June 30, 2026, all of our asset quality ratios have improved since year end as a result of our proactive management of the nonperforming asset portfolio that resulted in $26 million of loans paying off or curing out of nonaccrual or 90 days past due in the past six months.

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

The following table sets forth the allowance for credit losses allocated by loan category and the percentage of loans in each category to total loans at the dates indicated ($ in thousands):

	As of June 30,		As of December 31,
	2026		2025
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Credit	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$6,197	16.2%	$5,682	15.5%
Commercial real estate - non-owner occupied	17,730	15.1%	15,329	17.3%
Secured by farmland	12	0.1%	30	0.1%
Construction and land development	1,714	4.4%	748	4.0%
Residential 1-4 family	6,204	16.1%	6,852	17.5%
Multi- family residential	1,202	4.0%	1,368	4.3%
Home equity lines of credit	417	1.8%	428	1.9%
Commercial loans	8,641	34.2%	11,197	29.6%
Paycheck Protection Program loans	—	—%	—	0.1%
Consumer loans	3,847	8.0%	4,249	9.6%
PCD loans	—	0.1%	—	0.1%
Total	$45,964	100.0%	$45,883	100.0%

The following table presents an analysis of the allowance for credit losses for the periods indicated ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$46,381	$44,021	$45,883	$53,724
Provision charged to operations:
Total provisions	5,452	8,303	7,001	9,899
Recoveries credited to allowance:
Commercial real estate - non-owner occupied	7	—	9	—
Residential 1-4 family	50	—	50	—
Home equity lines of credit	1	1	2	2
Commercial loans	—	—	75	—
Consumer loans	882	6,392	2,354	9,426
Total recoveries	940	6,393	2,490	9,428
Total	52,773	58,717	55,374	73,051
Loans charged off:
Residential 1-4 family	—	67	5	67
Commercial loans	4,369	726	4,369	932
Consumer loans	2,440	11,939	5,036	26,067
Total loans charged-off	6,809	12,732	9,410	27,066
Net charge-offs	5,869	6,339	6,920	17,638
Balance, end of period	$45,964	$45,985	$45,964	$45,985

Net charge-offs to average loans, net of unearned income	0.17%	0.21%	0.21%	0.59%

We believe that the allowance for credit losses as of June 30, 2026 is sufficient to absorb future expected credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for credit losses in future periods if the results of their reviews warrant additions to the allowance for credit losses.

Our allowance for credit losses was $46 million as of both June 30, 2026 and December 31, 2025. The allowance was flat during the six months as a result of the provision being mostly offset by net charge-offs during the period.  Net charge-offs were driven by the Consumer Program portfolio and commercial loan net charge-offs, while meaningful recoveries were realized on the Consumer Program portfolio during the six months. The provision during the six months ended June 30, 2026 was driven by increases in growth in the commercial and warehouse loan portfolio balances, specific provisions determined for non-owner occupied commercial real estate loans, and charge-offs of Consumer Program loans, partially offset by a decline in 1-4 family and multi-family residential loan balances.

Our net charge-offs were primarily driven during the three and six months ended June 30, 2026 by commercial loans and one specific borrower relationship. The borrower was in nonaccrual as of December 31, 2025 and during the six months ended June 30, 2026, we agreed to a resolution of the loan relationship resulting in $4 million of charge-offs and the remaining balance of the loans paid-off due to another financial institution providing financing to the borrower. The Consumer Program portfolio was a secondary driver of net charge-offs in both three and six months ended June 30, 2026, but was down significantly from the same periods in the prior year. During the three months ended June 30, 2026 we charged-off $1 million net of recoveries compared to $5 million during the three months ended June 30, 2025. During the six months ended June 30, 2026 we charged-off $2 million net of recoveries compared to $16 million during the six months ended June 30, 2025. This significant improvement in net charge-offs related to the Consumer Program was a result of the reduction of the promotional loans in the portfolio over that time along with enhanced mitigation and collection efforts implemented by us to improve performance of the portfolio.

As of June 30, 2026, the principal balance outstanding of Consumer Program loans was $80 million, inclusive of a $5 million discount as a result of our prior decision to market a majority of the portfolio for sale, which has since been moved back to LHFI and will be run-off over time. These loans are accounted for like our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance and discounts on this portfolio are 7% of the portfolio principal balance. As of June 30, 2026, 94% of the outstanding principal balance was current and we had 457% coverage of the principal balance of loans greater than 30 days past due by the aggregate allowance and discount.

INVESTMENT SECURITIES

Our investment securities portfolio provides us with required liquidity and collateral to pledge to secure public deposits, certain other deposits, advances from the FHLB, and repurchase agreements.

AFS and HTM investment securities totaled $175 million as of June 30, 2026, a decrease of 2% from $178 million as of December 31, 2025, primarily due to unrealized losses on AFS securities with paydowns, maturities, and calls of the AFS and HTM investments over the past six months mostly being offset by purchases of AFS securities during that time. We recognized no credit impairment charges related to credit losses on our HTM investment securities during the three and six months ended June 30, 2026.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. AFS investment securities are reported at fair value, and HTM investment securities are reported at amortized cost ($ in thousands).

	June 30,	December 31,
	2026	2025
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$69,048	$71,806
Obligations of states and political subdivisions	5,040	5,778
Corporate securities	6,819	6,579
Residential government-sponsored collateralized mortgage obligations	61,608	63,807
Agency commercial mortgage-backed securities	19,648	16,965
SBA pool securities	6,122	6,442
Total	$168,285	$171,377

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$5,069	$5,462
Obligations of states and political subdivisions	1,519	1,519
Total	$6,588	$6,981

Debt investment securities that we have the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost. Investment securities classified as AFS are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities AFS are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Our portfolio of AFS securities currently contains $5 million of unrealized mark-to-market adjustments due to increases in market interest rates since the original purchase of many of these securities.

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

Total deposits increased by $51 million to $3.4 billion as of June 30, 2026 compared to $3.4 billion as of December 31, 2025. The mix of deposits changed during the six months ended June 30, 2026, including an increase in money market, savings and NOW deposit balances of $108 million, offset by a decline in demand deposits and time deposit account balances of $57 million. Deposits are net of excess amounts we sweep off balance sheet to manage liquidity, but swept deposits was immaterial as of June 30, 2026 and we had none as of December 31, 2025.

Approximately $1.0 billion of our total deposits at both June 30, 2026 and December 31, 2025 are from our digital banking platform with a substantial portion of these deposits from customers outside of our local branch footprint. We believe this platform is one of the safest and most functional deposit accounts in the nation and has been a funding platform for many of our national strategies, relieving pressure to utilize deposits from our core bank customers. While personal accounts in the platform has been relatively flat, we have successfully grown business accounts in 2026 with small business balances reaching $38 million at June 30, 2026, up substantially from $16 million at December 31, 2025. Despite the significant amount of our digital platform customers residing outside of our footprint, approximately 74% of our digital deposits have been with us for at least three years.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit accounts that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $886 million, or 26% of total deposits as of June 30, 2026.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the six months ended June 30, 2026 and 2025 ($ in thousands):

	2026		2025
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$549,781		$457,007
Interest-bearing deposits:
Savings accounts	936,622	3.18%	818,619	3.50%
Money market accounts	763,896	2.50%	773,507	2.79%
NOW and other demand accounts	847,598	2.07%	813,752	2.26%
Time deposits	313,722	3.19%	332,484	3.56%
Total interest-bearing deposits	2,861,838	2.67%	2,738,362	2.94%
Total deposits	$3,411,619		$3,195,369

Other Borrowings

We borrow funds on a short-term basis to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter-term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time, as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of June 30, 2026 and December 31,

2025, we had $300 million and $25 million FHLB borrowings, respectively. The borrowings from the FHLB during the six months ended June 30, 2026 are short-term borrowings and were obtained primarily to fund increased loan growth experienced during the year. As of June 30, 2026, we had $639 million of FHLB lines of credit, less amounts outstanding at June 30, as well as $484 million of available credit with the FRB, secured by excess collateral pledged to the FHLB and FRB in the form of loans and investment securities. As of June 30, 2026, our borrowing capacity under the FHLB line is $199 million based on the $300 million short-term borrowings outstanding and a $140 million letter of credit issued as collateral for public deposits held by the bank.

We had secured borrowings of $14 million and $15 million as of June 30, 2026 and December 31, 2025, respectively. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of LHFI that are recorded in our balance sheet. For additional information on secured borrowings refer to “Note 7 –Debt and Other Borrowings” in this Form 10-Q.

JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

On January 31, 2026, we repaid $27 million of our fixed-to-floating rate senior Subordinated Notes due 2027. At the time of repayment, interest was payable at a floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26%. The repayment of these notes resulted in $600 thousand and $1 million less interest expense during the three and six months ended June 30, 2026 compared to the same period in 2025, respectively.

For information about junior subordinated debt and senior subordinated notes and their anticipated principal repayments refer to “Note 7 –Debt and Other Borrowings.”

LIQUIDITY AND FUNDS MANAGEMENT

The objective of our liquidity management is to ensure the ability to meet our financial obligations. These obligations include the payment of deposits on demand or at maturity, the repayment of borrowings at maturity and the ability to fund commitments and other new business opportunities. We obtain funding from a variety of sources, including customer deposit accounts, customer certificates of deposit and payments on our loans and investments. If our level of core deposits is not sufficient to fully fund our lending activities, we have access to funding from additional sources, including but not limited to, borrowing from the FHLB and institutional certificates of deposits. In addition, we maintain federal funds lines of credit with two correspondent banks, totaling $75 million, and utilize securities sold under agreements to repurchase and reverse repurchase agreement borrowings from approved securities dealers as needed. For additional information about borrowings and our funding sources refer to the discussion previously in “Deposits and Other Borrowings”,  “Note 7 –Debt and Other Borrowings” and “Note 9 – Commitments and Contingencies”.

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of June 30, 2026, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of June 30, 2026, we had no material commitments or long-term debt for capital expenditures.

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

CAPITAL RESOURCES

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. As of June 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under regulatory framework for PCA. Federal banking agencies do not provide a similar well capitalized threshold for bank holding companies.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Primis Financial Corp. and Primis Bank at the periods indicated to the minimum and well-capitalized required regulatory standards:

	Minimum
	Required for
	Capital	To Be	Actual Ratio at
	Adequacy	Categorized as	June 30,	December 31,
	Purposes	Well Capitalized (1)	2026	2025
Primis Financial Corp.
Leverage ratio	4.00%	n/a	8.63%	8.80%
Common equity tier 1 capital ratio	4.50%	n/a	9.33%	9.36%
Tier 1 risk-based capital ratio	6.00%	n/a	9.60%	9.64%
Total risk-based capital ratio	8.00%	n/a	12.15%	12.40%

Primis Bank
Leverage ratio	4.00%	5.00%	9.51%	9.74%
Common equity tier 1 capital ratio	4.50%	6.50%	10.63%	10.74%
Tier 1 risk-based capital ratio	6.00%	8.00%	10.63%	10.74%
Total risk-based capital ratio	8.00%	10.00%	11.88%	11.99%
(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Primis Bank had a capital conservation buffer of 3.88% and 3.99% as of June 30, 2026 and December 31, 2025, respectively, which exceeded the 2.50% minimum requirement below which the regulators may impose limits on distributions. As of June 30, 2026, we believe the Company exceeded its applicable regulatory capital requirements and the Bank was well-capitalized under the applicable PCA framework.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2025. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2025. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during the six months ended June 30, 2026.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 300 basis points, measured in 100 basis point increments) as of June 30, 2026 and December 31, 2025 (plus 400 basis points or minus 400 basis points, measured in 100 basis point increments). We determined that all changes are within our Asset/Liability Risk Management Policy guidelines ($ in thousands).

	Sensitivity of EVE
	As of June 30, 2026
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$610,204	$(87,695)	(12.57)%	14.02%	140.66%
Up 300	644,285	(53,614)	(7.68)%	14.80%	148.51%
Up 200	672,705	(25,194)	(3.61)%	15.45%	155.06%
Up 100	692,798	(5,101)	(0.73)%	15.91%	159.69%
Base	697,899	—	—%	16.03%	160.87%
Down 100	696,503	(1,396)	(0.20)%	16.00%	160.55%
Down 200	671,949	(25,950)	(3.72)%	15.43%	154.89%
Down 300	635,668	(62,231)	(8.92)%	14.60%	146.53%

	Sensitivity of EVE
	As of December 31, 2025
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$580,061	$(92,337)	(13.73)%	14.33%	137.16%
Up 300	609,258	(63,140)	(9.39)%	15.05%	144.07%
Up 200	635,000	(37,398)	(5.56)%	15.69%	150.16%
Up 100	665,294	(7,104)	(1.06)%	16.44%	157.32%
Base	672,398	—	—%	16.61%	159.00%
Down 100	664,487	(7,911)	(1.18)%	16.42%	157.13%
Down 200	636,039	(36,359)	(5.41)%	15.71%	150.40%
Down 300	589,701	(82,697)	(12.30)%	14.57%	139.44%
Down 400	496,404	(175,994)	(26.17)%	12.26%	117.38%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the NII over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, our model historically assumes that the composition of our interest sensitive assets and liabilities remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. The results below are within our ALM Policy guidelines as of June 30, 2026 and December 31, 2025 ($ in thousands).

	Sensitivity of NII
	As of June 30, 2026
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$152,797	$14,909
Up 300	149,676	11,788
Up 200	146,407	8,519
Up 100	142,915	5,027
Base	137,888	—
Down 100	133,718	(4,170)
Down 200	129,564	(8,324)
Down 300	129,571	(8,317)

	Sensitivity of NII
	As of December 31, 2025
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$138,460	$12,036
Up 300	135,719	9,295
Up 200	132,912	6,488
Up 100	130,888	4,464
Base	126,424	—
Down 100	122,521	(3,903)
Down 200	117,838	(8,586)
Down 300	113,697	(12,727)
Down 400	109,356	(17,068)

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

As of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our CEO and CFO have concluded that these controls and procedures are not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This conclusion was reached as a result of the continued remediation of a previously identified material weakness in its internal controls over financial reporting as further described in Item 9A in the 2025 Annual Report on Form 10-K.

Notwithstanding the material weakness that has not been fully remediated, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in this Form 10-Q, as of and for the three and six months ended June 30, 2026, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the three and six months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting except for continued remediation of the prior material weakness. During the three and six months ended June 30, 2026, the Company continued to remediate the material weakness in its internal control over financial reporting as previously identified and disclosed in Item 9A in the 2025 Annual Report on Form 10-K. Management continues to put controls in place to remediate the previously identified material weakness and the material weakness will not be remediated until the necessary controls are in place and operating effectively for a sufficient amount of time.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Company’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, we presently believes that such matters, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of June 30, 2026.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchases of our common stock related to our share repurchase program made by us or on our behalf during the three months ended June 30, 2026:

Issuer Purchases of Equity Securities
Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program (1)
April 1-30, 2026	—	$—	—	$10,995,000
May 1-31, 2026	—	—	—	10,822,500
June 1-30, 2026	—	—	—	12,277,500
Total	—	$—	—
(1)	In December 2025, our Board of Directors approved a new share repurchase program authorizing the purchase of up to 750,000 shares of our outstanding common stock beginning on December 18, 2025 and ending on December 18, 2026. This share repurchase authorization replaced our prior share repurchase program authorization that authorized up to 740,600 shares to be repurchased. The actual amount and timing of future share repurchase, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and six months ended June 30, 2026.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Primis Financial Corp.
(Registrant)

August 7, 2026	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

August 7, 2026	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer