Form 10-Q
period 2026-09-30
Primis Financial Corp.
filed 2026-11-09
CIK 1325670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Yes ☐ No ☒

As of November 2, 2026, there were 24,799,072 shares of common stock, $0.01 par value, outstanding.

PRIMIS FINANCIAL CORP.

FORM 10-Q

September 30, 2026

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from financial institutions	$13,832	$9,690
Interest-bearing deposits in other financial institutions	151,253	133,917
Total cash and cash equivalents	165,085	143,607
Securities available-for-sale, at fair value (amortized cost of $175,475 and $174,226, respectively)	165,116	171,377
Securities held-to-maturity, at amortized cost (fair value of $5,766 and $6,560, respectively)	6,418	6,981
Loans held for sale, at fair value	116,437	166,066
Loans held for sale, at lower of cost or market	45,012	—
Total loans held for sale	161,449	166,066
Loans held for investment, collateralizing secured borrowings	13,683	14,843
Loans held for investment	3,485,953	3,268,840
Less: allowance for credit losses	(45,567)	(45,883)
Net loans	3,454,069	3,237,800
Stock in Federal Reserve Bank and Federal Home Loan Bank	23,636	14,185
Bank premises and equipment, net	5,905	6,070
Operating lease right-of-use assets	63,373	65,596
Cloud computing arrangement assets, net	2,904	5,239
Goodwill	93,459	93,459
Bank-owned life insurance	78,252	68,969
Deferred tax assets, net	17,260	14,683
Investment in Panacea Financial Holdings, Inc. common stock	7,133	6,899
Accrued interest on loans and investments	18,697	19,222
Other assets	36,770	27,235
Total assets	$4,299,526	$4,047,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$496,282	$554,442
Interest-bearing deposits:
NOW accounts	907,685	862,735
Money market accounts	787,031	740,886
Savings accounts	975,521	922,337
Time deposits	306,112	315,185
Total interest-bearing deposits	2,976,349	2,841,143
Total deposits	3,472,631	3,395,585
Securities sold under agreements to repurchase	3,864	3,552
Secured borrowings	13,624	14,773
FHLB advances	220,000	25,000
Junior subordinated debt	9,966	9,929
Senior subordinated notes	59,440	86,233
Operating lease liabilities	60,008	61,340
Other liabilities	24,161	28,080
Total liabilities	3,863,694	3,624,492
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; 24,878,621 shares issued and 24,799,072 shares outstanding at September 30, 2026, and 24,774,934 shares issued and 24,695,385 shares outstanding at December 31, 2025	248	247
Additional paid in capital	317,485	316,509
Retained earnings	127,509	109,617
Treasury stock, at cost 79,549 shares at September 30, 2026 and December 31, 2025	(807)	(807)
Accumulated other comprehensive loss	(8,603)	(2,670)
Total Primis stockholders' equity	435,832	422,896
Total liabilities and stockholders' equity	$4,299,526	$4,047,388

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income:
Interest and fees on loans	$55,796	$48,857	$158,857	$138,538
Interest and dividends on taxable securities	1,913	1,808	5,718	5,450
Interest and dividends on tax exempt securities	27	86	84	278
Interest and dividends on other earning assets	1,498	1,015	4,423	2,850
Total interest and dividend income	59,234	51,766	169,082	147,116
Interest expense:
Interest on deposits	20,197	20,571	58,087	60,460
Interest on other borrowings	2,727	2,163	8,856	6,080
Total interest expense	22,924	22,734	66,943	66,540
Net interest income	36,310	29,032	102,139	80,576
Provision for (recovery of) credit losses	1,149	(49)	8,150	9,850
Net interest income after provision for (recovery of) credit losses	35,161	29,081	93,989	70,726

Noninterest income:
Account maintenance and deposit service fees	1,389	1,358	4,334	4,372
Income from bank-owned life insurance	1,117	456	2,318	1,319
Gains (loss) on Panacea Financial Holdings investment	(165)	294	235	32,322
Gain (loss) on other investments	(134)	381	5,876	126
Mortgage banking income	8,022	8,887	30,170	22,395
Gains on sale of loans	1,465	249	3,614	459
Consumer Program derivative income	56	264	648	565
Other noninterest income	1,171	80	1,315	776
Total noninterest income	12,921	11,969	48,510	62,334

Noninterest expenses:
Salaries and benefits	20,539	18,523	60,362	53,524
Occupancy expenses	2,956	1,575	8,154	4,321
Furniture and equipment expenses	2,088	1,906	6,306	5,572
Virginia franchise tax expense	713	576	2,019	1,730
FDIC insurance assessment	634	999	2,226	2,813
Data processing expense	2,099	2,369	6,629	8,255
Marketing expense	717	450	2,411	1,684
Telephone and communication expense	307	309	968	920
Professional fees	1,345	2,509	6,091	7,147
Miscellaneous lending expenses	2,081	231	3,937	1,965
Other operating expenses	3,676	2,866	10,013	8,840
Total noninterest expenses	37,155	32,313	109,116	96,771
Income before income taxes	10,927	8,737	33,383	36,289
Income tax expense	2,255	1,907	7,973	7,988
Net income	8,672	6,830	25,410	28,301
Net loss attributable to noncontrolling interests	—	—	—	3,602
Net income attributable to Primis' common stockholders	$8,672	$6,830	$25,410	$31,903

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	$(5,676)	$1,703	$(7,510)	$8,398
Income tax expense (benefit) related to other comprehensive income	(1,192)	358	(1,577)	1,764
Other comprehensive income (loss), net of tax	(4,484)	1,345	(5,933)	6,634
Comprehensive income	$4,188	$8,175	$19,477	$38,537
Earnings per share, basic	$0.35	$0.28	$1.03	$1.29
Earnings per share, diluted	$0.35	$0.28	$1.03	$1.29

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts) (Unaudited)

	For the Three Months Ended September 30, 2026
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Total
Balance - June 30, 2026	24,799,072	$248	$317,191	$121,316	$(807)	$(4,119)	$—	$433,829
Net income	—	—	—	8,672	—	—	—	8,672
Other comprehensive loss	—	—	—	—	—	(4,484)	—	(4,484)
Dividends on common stock ($0.10 per share)	—	—	—	(2,479)	—	—	—	(2,479)
Stock-based compensation expense	—	—	294	—	—	—	—	294
Balance - September 30, 2026	24,799,072	$248	$317,485	$127,509	$(807)	$(8,603)	$—	$435,832

	For the Three Months Ended September 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - June 30, 2025	24,643,185	$247	$314,743	$78,175	$(807)	$(15,943)	$—	$376,415
Net income	—	—	—	6,830	—	—	—	6,830
Other comprehensive income	—	—	—	—	—	1,345	—	1,345
Dividends on common stock ($0.10 per share)	—	—	—	(2,464)	—	—	—	(2,464)
Stock option exercises	1,200	—	15	—	—	—	—	15
Stock-based compensation expense	—	—	12	—	—	—	—	12
Balance - September 30, 2025	24,644,385	$247	$314,770	$82,541	$(807)	$(14,598)	$—	$382,153

	For the Nine Months Ended September 30, 2026
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Loss	Interests	Total
Balance - December 31, 2025	24,695,385	$247	$316,509	$109,617	$(807)	$(2,670)	$—	$422,896
Net income	—	—	—	25,410	—	—	—	25,410
Other comprehensive loss	—	—	—	—	—	(5,933)	—	(5,933)
Dividends on common stock ($0.30 per share)	—	—	—	(7,518)	—	—	—	(7,518)
Stock option exercises	14,800	1	177	—	—	—	—	178
Restricted stock granted or vested	88,887	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	799	—	—	—	—	799
Balance - September 30, 2026	24,799,072	$248	$317,485	$127,509	$(807)	$(8,603)	$—	$435,832

	For the Nine Months Ended September 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid in	Retained	Treasury	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Interests	Total
Balance - December 31, 2024	24,722,734	$247	$314,694	$58,047	$—	$(21,232)	$13,226	$364,982
Net income (loss)	—	—	—	31,903	—	—	(3,602)	28,301
Other comprehensive income	—	—	—	—	—	6,634	—	6,634
Panacea Financial Holdings, Inc. deconsolidation	—	—	—	—	—	—	(9,624)	(9,624)
Dividends on common stock ($0.30 per share)	—	—	—	(7,409)	—	—	—	(7,409)
Stock option exercises	1,200	—	15	—	—	—	—	15
Repurchase of common stock	(79,549)	—	—	—	(807)	—	—	(807)
Stock-based compensation expense	—	—	61	—	—	—	—	61
Balance - September 30, 2025	24,644,385	$247	$314,770	$82,541	$(807)	$(14,598)	$—	$382,153

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share amounts) (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$25,410	$28,301
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	9,925	6,535
Net amortization of premiums and (accretion of discounts)	(381)	285
Provision for credit losses	8,150	9,850
Originations of loans held for sale	(1,185,121)	(684,135)
Proceeds from sales of loans originated to sell	1,225,403	661,923
Proceeds from sale of assets held for sale	—	2,308
Net gains on loans held for sale	(26,876)	(14,652)
Net gains on mortgage banking	(8,788)	(7,743)
Net gains on sale of loans originated as held for investment	—	(459)
Gains on other investments	(5,876)	(126)
(Gain) loss on bank premises and equipment and assets held for sale	(40)	191
Earnings on bank-owned life insurance	(2,318)	(1,319)
Stock-based compensation expense	735	61
Gains on PFH investment	(235)	(32,322)
Deferred income tax (benefit) expense	(1,000)	7,374
Net change in fair value of Consumer Program derivative	—	4,102
Net increase in other assets	(14,773)	(546)
Net increase (decrease) in other liabilities	(5,186)	2,404
Net cash and cash equivalents provided by (used in) operating activities	19,029	(17,968)
Investing activities:
Purchases of securities available-for-sale	(21,489)	(18,460)
Proceeds from paydowns, maturities and calls of securities available-for-sale	20,395	27,615
Proceeds from paydowns, maturities and calls of securities held-to-maturity	551	879
Net increase in FRB and FHLB stock	(9,451)	(3,998)
Net change in loans held for investment	(241,829)	(299,072)
Purchases of loans to be held for investment	(3,884)	—
Proceeds from sales of loans initially originated to be held for investment	21,532	57,093
Purchase of bank-owned life insurance, net of cash received on death benefit	(7,137)	—
Purchases of bank premises and equipment	(804)	—
Proceeds from sale of PFH investment	—	22,091
Proceeds from liquidation of insurance agency investment	7,590	—
Proceeds from sale of other investment	—	432
Net (increase) decrease in other investments	106	(49)
Net cash and cash equivalents used in investing activities	(234,420)	(213,469)
Financing activities:
Net increase in deposits	77,046	155,770
Increase in securities sold under agreements to repurchase	312	36
Repayments of secured borrowings, net	(1,149)	(1,792)
Cash dividends paid on common stock	(7,518)	(7,409)
Repurchase of common stock	—	(807)
Proceeds from exercised stock options	178	15
Increase in short-term FHLB advances	195,000	85,000
Repayment of senior subordinated notes	(27,000)	—
Net cash and cash equivalents provided by financing activities	236,869	230,813
Net change in cash and cash equivalents	21,478	(624)
Cash and cash equivalents at beginning of period	143,607	64,505
Cash and cash equivalents at end of period	$165,085	$63,881
Supplemental disclosure of cash flow information
Cash payments for:
Interest	$67,025	$67,194
Income taxes	$3,006	$496
Supplemental schedule of noncash activities:
Loans held for sale transferred to held for investment	$—	$101,568
Loans held for investment transferred to loans held for sale, at lower of cost or market	$—	$53,591
Assets held for sale transferred to other assets	$—	$2,221
Deconsolidation of Panacea Financial Holdings, Inc.	$—	$9,624

See accompanying notes to unaudited condensed consolidated financial statements.

PRIMIS FINANCIAL CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

1.      ACCOUNTING POLICIES

The Company

Primis Financial Corp. (NASDAQ: FRST) is the bank holding company for Primis Bank, a Virginia state-chartered bank, that commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. As of September 30, 2026, Primis Bank had 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications. Headquartered in McLean, Virginia, the Company has an administrative office in Glen Allen, Virginia and an operations center in Atlee, Virginia. PMC, a residential mortgage lender headquartered in Wilmington, North Carolina, is a consolidated subsidiary of Primis Bank. PFH owns the rights to the Panacea Financial brand and its intellectual property and partners with the Bank to offer a suite of financial products and services for doctors, their practices, and ultimately the broader healthcare industry. PFH was deconsolidated from the Company on March 31, 2025, and its operating results prior to deconsolidation were included in the Company’s consolidated operating results during the nine months ended September 30, 2025.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include: the determination of the allowance for credit losses, the fair value of investment securities, the credit impairment of investment securities, the mortgage banking derivatives, the valuation of goodwill, and deferred tax assets. Management monitors and continually reassesses these estimates at each reporting period.

Operating Segments

The Company’s reportable operating segments are determined based on its internal organizational structure, which is overseen by the CEO, the Company’s designated Chief Operating Decision Maker. The Company’s internal organizational structure and resulting management reporting was concentrated around the Bank and Primis Mortgage, which resulted in the Company determining these to be its two reportable segments. See additional discussion of management’s determination of its operating segments in “Note 11 – Segment Information”.

Interest Rate Swaps

The Company is subject to interest rate risk exposure in the normal course of business through its core lending operations. Primarily to help mitigate interest rate risk associated with its loan portfolio, the Company entered into interest rate swaps in May and August of 2023 with a large U.S. financial institution as the counterparty. Interest rate swaps are contractual agreements whereby one party pays a floating interest rate on a notional principal amount and receives a fixed-rate payment on the same notional principal, or vice versa, for a fixed period of time. Interest rate swaps change in value with movements in benchmark interest rates, such as Prime or SOFR. Interest rate swaps subject the Company to market risk associated with changes in interest rates, changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company’s interest rate swaps were pay-fixed and receive-floating whereby the Company receives a variable rate of interest based on SOFR. As of September 30, 2026, all of the interest rate swaps the Company had previously entered into have matured.

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

2.      INVESTMENT SECURITIES

The amortized cost and fair value of AFS investment securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows ($ in thousands):

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
September 30, 2026
Residential government-sponsored mortgage-backed securities	$76,503	$10	$(4,692)	$71,821
Obligations of states and political subdivisions	5,280	—	(787)	4,493
Corporate securities	7,000	—	(235)	6,765
Residential government-sponsored collateralized mortgage obligations	59,281	12	(1,853)	57,440
Agency commercial mortgage-backed securities	21,599	—	(2,591)	19,008
SBA pool securities	5,812	2	(225)	5,589
Total	$175,475	$24	$(10,383)	$165,116

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2025
Residential government-sponsored mortgage-backed securities	$72,178	$279	$(651)	$71,806
Obligations of states and political subdivisions	6,320	5	(547)	5,778
Corporate securities	7,000	—	(421)	6,579
Residential government-sponsored collateralized mortgage obligations	63,216	607	(16)	63,807
Agency commercial mortgage-backed securities	19,013	—	(2,048)	16,965
SBA pool securities	6,499	7	(64)	6,442
Total	$174,226	$898	$(3,747)	$171,377

The amortized cost, gross unrecognized gains and losses, allowance for credit losses and fair value of investment securities HTM were as follows ($ in thousands):

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
September 30, 2026
Residential government-sponsored mortgage-backed securities	$4,898	$2	$(565)	$—	$4,335
Obligations of states and political subdivisions	1,520	—	(89)	—	1,431
Total	$6,418	$2	$(654)	$—	$5,766

	Amortized	Gross Unrecognized		Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value
December 31, 2025
Residential government-sponsored mortgage-backed securities	$5,462	$2	$(397)	$—	$5,067
Obligations of states and political subdivisions	1,519	—	(26)	—	1,493
Total	$6,981	$2	$(423)	$—	$6,560

AFS investment securities of $7 million and $21 million were purchased during the three and nine months ended September 30, 2026, respectively and zero and $18 million were purchased during the three and nine months ended September 30, 2025, respectively. No HTM investments were purchased during the three and nine months ended September 30, 2026 and 2025. No investment securities were sold during the three and nine months ended September 30, 2026 and 2025.

The amortized cost and fair value of AFS and HTM investment securities as of September 30, 2026, by contractual maturity, were as follows ($ in thousands). Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due within one year	$610	$608	$—	$—
Due in one to five years	5,720	5,688	1,520	1,431
Due in five to ten years	4,745	4,009	—	—
Due after ten years	1,205	953	—	—
Residential government-sponsored mortgage-backed securities	76,503	71,821	4,898	4,335
Residential government-sponsored collateralized mortgage obligations	59,281	57,440	—	—
Agency commercial mortgage-backed securities	21,599	19,008	—	—
SBA pool securities	5,812	5,589	—	—
Total	$175,475	$165,116	$6,418	$5,766

Investment securities with a carrying amount of approximately $151 million and $26 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, certain other deposits, a line of credit for advances from the FHLB of Atlanta and repurchase agreements.

Management measures expected credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Regarding U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. Regarding securities issued by states and political subdivisions and other HTM securities, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities and (iv) internal forecasts. As of September 30, 2026, Primis did not have a material allowance for credit losses on HTM securities.

As of September 30, 2026 and December 31, 2025, there were 61 and 40, respectively, of investment securities AFS that were in an unrealized loss position. The unrealized losses related to investment securities AFS as of September 30, 2026 and December 31, 2025, relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Primis performs quantitative analysis and if needed, a qualitative analysis in this determination. As part of the Company’s assessment it reviews third-party credit ratings and considered the severity of the impairment. A majority of the Company's mortgage-backed securities were issued by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association, or SBA, each of which is a government agency or government-sponsored entity and guarantees the repayment of its securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost. As a result of the Company’s analysis, none of the securities were deemed to require an allowance for credit loss.

The following tables present information regarding investment securities AFS and HTM in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025 by duration of time in a loss position ($ in thousands):

	Less than 12 months		12 Months or More		Total
September 30, 2026	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$66,764	$(3,888)	$4,497	$(804)	$71,261	$(4,692)
Obligations of states and political subdivisions	426	(24)	3,312	(763)	3,738	(787)
Corporate securities	—	—	6,765	(235)	6,765	(235)
Residential government-sponsored collateralized mortgage obligations	55,505	(1,853)	—	—	55,505	(1,853)
Agency commercial mortgage-backed securities	3,674	(217)	15,334	(2,374)	19,008	(2,591)
SBA pool securities	3,784	(214)	1,388	(11)	5,172	(225)
Total	$130,153	$(6,196)	$31,296	$(4,187)	$161,449	$(10,383)

	Less than 12 months		12 Months or More		Total
September 30, 2026	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$4,273	$(565)	$4,273	$(565)
Obligations of states and political subdivisions	570	(10)	860	(79)	1,430	(89)
Total	$570	$(10)	$5,133	$(644)	$5,703	$(654)

	Less than 12 months		12 Months or More		Total
December 31, 2025	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$27,502	$(43)	$4,802	$(608)	$32,304	$(651)
Obligations of states and political subdivisions	—	—	4,323	(547)	4,323	(547)
Corporate securities	—	—	6,579	(421)	6,579	(421)
Residential government-sponsored collateralized mortgage obligations	14,090	(16)	—	—	14,090	(16)
Government-sponsored agency securities	—	—	—	—	—	—
Agency commercial mortgage-backed securities	—	—	16,965	(2,048)	16,965	(2,048)
SBA pool securities	—	—	6,004	(64)	6,004	(64)
Total	$41,592	$(59)	$38,673	$(3,688)	$80,265	$(3,747)

	Less than 12 months		12 Months or More		Total
December 31, 2025	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Held-to-Maturity	value	Losses	value	Losses	value	Losses
Residential government-sponsored mortgage-backed securities	$—	$—	$5,001	$(397)	$5,001	$(397)
Obligations of states and political subdivisions	—	—	913	(26)	913	(26)
Total	$—	$—	$5,914	$(423)	$5,914	$(423)

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the composition of our loan portfolio as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Loans held for sale, at fair value	$116,437	$166,066
Loans held for sale, at lower of cost or market	45,012	—
Total loans held for sale	$161,449	$166,066

Loans held for investment
Loans secured by real estate:
Commercial real estate - owner occupied (1)	$567,774	$510,088
Commercial real estate - non-owner occupied	527,883	567,091
Secured by farmland	2,434	3,408
Construction and land development	149,509	131,757
Residential 1-4 family	570,589	576,866
Multi-family residential	149,458	140,261
Home equity lines of credit	67,582	61,738
Total real estate loans	2,035,229	1,991,209

Commercial loans (2)	1,180,572	970,492
Paycheck Protection Program loans	1,705	1,719
Consumer loans	277,640	315,407
Total Non-PCD loans	3,495,146	3,278,827
PCD loans	4,490	4,856
Total loans held for investment	$3,499,636	$3,283,683
(1)	Includes $6 million related to loans collateralizing secured borrowings as of both September 30, 2026 and December 31, 2025.
(2)	Includes $8 million and $9 million related to loans collateralizing secured borrowings as of September 30, 2026 and December 31, 2025, respectively.

Consumer Program Loans

The Company had $69 million and $90 million of amortized cost balance of loans outstanding in the Consumer Program as of September 30, 2026, and December 31, 2025, respectively, or 2% and 3%, respectively of our total gross loan portfolio as of each date. Loans in the Consumer Program are included within the consumer loans category disclosures in this footnote.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $18 million as of both September 30, 2026 and December 31, 2025 and is included in other assets in the condensed consolidated balance sheets.

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

The following tables present the aging of the recorded investment in past due loans by class of loans held for investment as of September 30, 2026 and December 31, 2025 ($ in thousands):

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
September 30, 2026	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$7,373	$262	$4,187	$11,822	$555,952	$567,774
Commercial real estate - non-owner occupied	72,285	—	—	72,285	455,598	527,883
Secured by farmland	—	—	—	—	2,434	2,434
Construction and land development	3,002	619	—	3,621	145,888	149,509
Residential 1-4 family	1,830	710	1,460	4,000	566,589	570,589
Multi- family residential	1,021	—	—	1,021	148,437	149,458
Home equity lines of credit	110	35	129	274	67,308	67,582
Commercial loans	1,841	9,025	3,270	14,136	1,166,436	1,180,572
Paycheck Protection Program loans	—	—	1,705	1,705	—	1,705
Consumer loans	886	755	55	1,696	275,944	277,640
Total Non-PCD loans	88,348	11,406	10,806	110,560	3,384,586	3,495,146
PCD loans	—	—	—	—	4,490	4,490
Total	$88,348	$11,406	$10,806	$110,560	$3,389,076	$3,499,636

	30 - 59	60 - 89	90
	Days	Days	Days	Total	Loans Not	Total
December 31, 2025	Past Due	Past Due	or More	Past Due	Past Due	Loans
Commercial real estate - owner occupied	$5,187	$188	$1,412	$6,787	$503,301	$510,088
Commercial real estate - non-owner occupied	31,069	48,022	—	79,091	488,000	567,091
Secured by farmland	—	—	—	—	3,408	3,408
Construction and land development	12,259	407	—	12,666	119,091	131,757
Residential 1-4 family	2,071	498	2,274	4,843	572,023	576,866
Multi- family residential	1,544	—	—	1,544	138,717	140,261
Home equity lines of credit	80	58	—	138	61,600	61,738
Commercial loans	2,384	20,642	1,972	24,998	945,494	970,492
Paycheck Protection Program loans	3	—	1,714	1,717	2	1,719
Consumer loans	2,095	1,101	149	3,345	312,062	315,407
Total Non-PCD loans	56,692	70,916	7,521	135,129	3,143,698	3,278,827
PCD loans	—	—	—	—	4,856	4,856
Total	$56,692	$70,916	$7,521	$135,129	$3,148,554	$3,283,683

The amortized cost, by class, of loans and leases on nonaccrual status as of September 30, 2026 and December 31, 2025, were as follows ($ in thousands):

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
September 30, 2026	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$87	$445	$532	$532
Commercial real estate - non-owner occupied	—	38,377	38,377	75
Secured by farmland	—	198	198	198
Construction and land development	—	95	95	95
Residential 1-4 family	1,460	4,135	5,595	5,595
Home equity lines of credit	129	408	537	537
Commercial loans	3,270	8,324	11,594	8,840
Consumer loans	55	923	978	626
Total Non-PCD loans	5,001	52,905	57,906	16,498
PCD loans	—	1,112	1,112	1,112
Total	$5,001	$54,017	$59,018	$17,610

	90 Days	Less Than	Total	Nonaccrual With
	Past Due	90 Days	Nonaccrual	No Credit
December 31, 2025	or More	Past Due	Loans	Loss Allowance
Commercial real estate - owner occupied	$1,412	$472	$1,884	$559
Commercial real estate - non-owner occupied	—	39,841	39,841	360
Secured by farmland	—	275	275	275
Construction and land development	—	499	499	499
Residential 1-4 family	2,274	3,846	6,120	6,120
Home equity lines of credit	—	498	498	498
Commercial loans	1,972	31,661	33,633	8,661
Consumer loans	149	730	879	879
Total Non-PCD loans	5,807	77,822	83,629	17,851
PCD loans	—	1,194	1,194	1,193
Total	$5,807	$79,016	$84,823	$19,044

There were $2 million of PPP loans greater than 90 days past due and still accruing as of both September 30, 2026 and December 31, 2025.

The following table presents nonaccrual loans as of September 30, 2026 by class and year of origination ($ in thousands):

								Revolving Loans
							Revolving	Converted
	2026	2025	2024	2023	2022	Prior	Loans	To Term	Total
Commercial real estate - owner occupied	$—	$—	$—	$—	$87	$445	$—	$—	$532
Commercial real estate - non-owner occupied	—	—	—	—	—	38,377	—	—	38,377
Secured by farmland	—	—	—	—	—	198	—	—	198
Construction and land development	—	—	—	—	—	95	—	—	95
Residential 1-4 family	—	51	112	—	1,232	3,846	248	106	5,595
Home equity lines of credit	—	—	—	—	—	—	537	—	537
Commercial loans	—	48	8,328	208	1,467	1,324	8	211	11,594
Consumer loans	—	18	30	79	635	197	—	19	978
Total non-PCD nonaccruals	—	117	8,470	287	3,421	44,482	793	336	57,906
PCD loans	—	—	—	—	—	1,112	—	—	1,112
Total nonaccrual loans	$—	$117	$8,470	$287	$3,421	$45,594	$793	$336	$59,018

Interest received on nonaccrual loans was $294 thousand and $1 million for the three and nine months ended September 30, 2026, respectively, and was immaterial and $2 million for the three and nine months ended September 30, 2025, respectively.

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

The following table provides a summary of the amortized cost basis of loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and the related percentage of the class of the loan portfolio period-end balance by the type of modification as of September 30, 2026, excluding Consumer Program loans ($ in thousands):

	For the three months ended September 30, 2026				For the three months ended September 30, 2025
	Interest Only Payment Periods		Total		Payment Deferral		Total
	$	%	$	%	$	%	$	%
Commercial real estate - owner occupied	$—	—%	$—	—%	$—	—%	$—	—%
Total	$—		$—		$—		$—

	For the nine months ended September 30, 2026				For the nine months ended September 30, 2025
	Interest Only Payment Periods		Total		Payment Deferral		Total
	$	%	$	%	$	%	$	%
Commercial real estate - owner occupied	$—	—%	$—	—%	$1,729	0.35%	$1,729	0.35%
Commercial real estate - non-owner occupied	7,024	1.33%	7,024	1.33%	—	—%	—	—%
Multi-family residential	—	—%	—	—%	554	0.40%	554	0.40%
Commercial loans	—	—%	—	—%	24,023	2.62%	24,023	2.62%
Total	$7,024		$7,024		$26,306		$26,306

The following table depicts the amortized cost basis as of September 30, 2026, of the performance of loans that have been modified to borrowers experiencing financial difficulty in the last 12 months ($ in thousands):

	Payment Status
	Current	30-59 days past due	60-89 days past due	90 days or more
Commercial real estate - owner occupied	$2,119	$—	$—	$—
Commercial real estate - non-owner occupied	7,016	69,033	—	—
Total	$9,135	$69,033	$—	$—

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

The following table provides a summary of the loan modifications to Consumer Program borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025, by the type of modification ($ in thousands):

	For the three months ended September 30, 2026				For the three months ended September 30, 2025
		Total	Average	Average		Total	Average	Average
		Amortized	Term	Rate Change		Amortized	Term	Rate Change
	# of	Cost	Adjustment	of Modified	# of	Cost	Adjustment	of Modified
	Loans	Modified	(Years)	Loans	Loans	Modified	(Years)	Loans
Term and Interest Rate	53	$852	3.3	(6.36)%	115	$2,359	1.4	(7.48)%
Interest only	—	$ N/A	N/A	N/A %	14	$140	2.8	N/A %
Principal Forgiveness (1)	7	$14	N/A	N/A %	100	$411	N/A	N/A %

	For the nine months ended September 30, 2026				For the nine months ended September 30, 2025
		Total	Average	Average		Total	Average	Average
		Amortized	Term	Rate Change		Amortized	Term	Rate Change
	# of	Cost	Adjustment	of Modified	# of	Cost	Adjustment	of Modified
	Loans	Modified	(Years)	Loans	Loans	Modified	(Years)	Loans
Term and Interest Rate	154	$2,493	3.1	(6.09)%	532	$7,767	2.2	(11.30)%
Interest only	2	$26	N/A	(10.49)%	14	$140	2.8	N/A %
Principal Forgiveness (1)	42	$203	N/A	N/A %	246	$1,947	N/A	N/A %
(1)	Amounts reflect amount of principal forgiveness

The following table provides a status as of September 30, 2026 of the amortized cost of Consumer Program loans modified over the last twelve months by the type of modification ($ in thousands):

	Term and
	Interest
	Rate	Interest	Term	Principal
Status	Modifications	Modifications	Modifications	Modifications
Current	$2,791	$23	$—	$240
1-30 days past due	$442	$3	$—	$14
31-60 days past due	$105	$—	$—	$—
61-90 days past due	$31	$—	$—	$1

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

The following table presents weighted-average risk grades for all loans, by class and year of origination as of September 30, 2026 ($ in thousands):

										Revolving
										Loans
									Revolving	Converted
	2026	2025	2024		2023	2022	Prior		Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$73,086	$78,413		$51,013	$57,577	$66,482		$213,329	$705	$7,740	$548,345
Pass/Watch	149	—		—	4,278	4,281		7,157	—	133	15,998
Special Mention	—	—		—	—	87		702	—	—	789
Substandard	—	—		—	—	—		2,642	—	—	2,642
Doubtful	—	—		—	—	—		—	—	—	—
	$73,235	$78,413		$51,013	$61,855	$70,850		$223,830	$705	$7,873	$567,774
Current period gross charge offs	$—	$—		$—	$—	$—		$244	$—	$—	$244
Weighted average risk grade	3.46	3.29		3.19	3.68	3.47		3.49	3.15	3.78	3.46
Commercial real estate - nonowner occupied
Pass	$40,898	$14,769		$21,194	$27,423	$20,962		$271,465	$6,835	$3,464	$407,010
Pass/Watch	—	—		—	—	—		513	—	—	513
Special Mention	1,355	—		—	—	17,267		32,625	—	—	51,247
Substandard	—	6		—	—	—		69,107	—	—	69,113
Doubtful	—	—		—	—	—		—	—	—	—
	$42,253	$14,775		$21,194	$27,423	$38,229		$373,710	$6,835	$3,464	$527,883
Current period gross charge offs	$—	$—		$—	$—	$325		$—	$—	$—	$325
Weighted average risk grade	3.29	3.19		3.74	3.78	4.81		4.51	3.73	3.05	4.31
Secured by farmland
Pass	$501	$15		$16	$—	$—		$1,353	$530	$19	$2,434
Pass/Watch	—	—		—	—	—		—	—	—	—
Special Mention	—	—		—	—	—		—	—	—	—
Substandard	—	—		—	—	—		—	—	—	—
Doubtful	—	—		—	—	—		—	—	—	—
	$501	$15		$16	$—	$—		$1,353	$530	$19	$2,434
Current period gross charge offs	$—	$—		$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	4.00	4.00		4.00	N/A	N/A		3.99	3.96	2.30	3.97
Construction and land development
Pass	$34,079	$65,672		$3,407	$6,803	$32,715		$6,295	$443	$—	$149,414
Pass/Watch	—	—		—	—	—		—	—	—	—
Special Mention	—	—		—	—	—		—	—	—	—
Substandard	—	—		—	—	—		95	—	—	95
Doubtful	—	—		—	—	—		—	—	—	—
	$34,079	$65,672		$3,407	$6,803	$32,715		$6,390	$443	$—	$149,509
Current period gross charge offs	$—	$—		$—	$—	$—		$179	$—	$—	$179
Weighted average risk grade	3.57	3.17		3.17	3.92	3.62		3.39	3.67	N/A	3.40
Residential 1-4 family
Pass	$73,861	$53,985		$20,121	$17,055	$118,295		$272,428	$5,652	$3,019	$564,416
Pass/Watch	262	—		—	—	—		—	—	—	262
Special Mention	—	—		—	—	—		255	—	—	255
Substandard	—	51		112	—	1,232		3,907	248	106	5,656
Doubtful	—	—		—	—	—		—	—	—	—
	$74,123	$54,036		$20,233	$17,055	$119,527		$276,590	$5,900	$3,125	$570,589
Current period gross charge offs	$—	$—	$		$—	$—	$		$5	$—	$5
Weighted average risk grade	3.45	3.05		3.09	3.11	3.07		3.15	3.16	3.73	3.16
Multi- family residential
Pass	$19,818	$7,531		$—	$431	$17,774		$98,059	$5,844	$—	$149,457
Pass/Watch	—	—		—	—	—		—	—	—	—
Special Mention	—	—		—	—	—		1	—	—	1
Substandard	—	—		—	—	—		—	—	—	—
Doubtful	—	—		—	—	—		—	—	—	—
	$19,818	$7,531		$—	$431	$17,774		$98,060	$5,844	$—	$149,458
Current period gross charge offs	$—	$—		$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.12	4.00		N/A	3.00	3.01		3.38	3.74	N/A	3.34
Home equity lines of credit
Pass	$286	$601		$206	$355	$328		$553	$63,820	$89	$66,238
Pass/Watch	—	—		—	—	—		—	733	7	740
Special Mention	—	—		—	—	—		—	—	—	—
Substandard	—	—		—	—	—		—	604	—	604
Doubtful	—	—		—	—	—		—	—	—	—
	$286	$601		$206	$355	$328		$553	$65,157	$96	$67,582
Current period gross charge offs	$—	$—		$—	$—	$—		$—	$—	$—	$—
Weighted average risk grade	3.00	3.00		3.00	3.00	3.00		3.09	3.09	3.54	3.09

											Revolving
											Loans
										Revolving	Converted
	2026	2025	2024		2023		2022		Prior	Loans	To Term	Total
Commercial loans
Pass	$583,227	$141,987		$74,484		$48,196		$118,211	$35,520	$125,838	$8,307	$1,135,770
Pass/Watch	30	1,384		1,944		—		3,124	1,477	3,161	—	11,120
Special Mention	—	4,930		—		4		697	2,278	13,512	816	22,237
Substandard	—	48		779		208		1,326	1,324	—	211	3,896
Doubtful	—	—		7,549		—		—	—	—	—	7,549
	$583,257	$148,349		$84,756		$48,408		$123,358	$40,599	$142,511	$9,334	$1,180,572
Current period gross charge offs	$—	$—	$		$			$2,304	$81	$1,987	$	$4,372
Weighted average risk grade	3.88	3.40		3.70		3.51		3.14	3.86	3.53	4.06	3.67
Paycheck Protection Program loans
Pass	$—	$—		$—		$—		$—	$1,705	$—	$—	$1,705
Pass/Watch	—	—		—		—		—	—	—	—	—
Special Mention	—	—		—		—		—	—	—	—	—
Substandard	—	—		—		—		—	—	—	—	—
Doubtful	—	—		—		—		—	—	—	—	—
	$—	$—		$—		$—		$—	$1,705	$—	$—	$1,705
Current period gross charge offs	$—	$—		$—		$—	$		$—	$—	$—	$—
Weighted average risk grade	N/A	N/A		N/A		N/A		N/A	2.00	N/A	N/A	2.00
Consumer loans
Pass	$20,237	$7,804		$32,499		$21,934		$154,299	$15,115	$24,214	$467	$276,569
Pass/Watch	—	—		—		—		—	—	—	—	—
Special Mention	—	—		1		7		40	14	—	—	62
Substandard	—	11		28		74		695	182	—	19	1,009
Doubtful	—	—		—		—		—	—	—	—	—
	$20,237	$7,815		$32,528		$22,015		$155,034	$15,311	$24,214	$486	$277,640
Current period gross charge offs	$20	$683		$1,909		$2,159		$1,602	$238	$—	$—	$6,611
Weighted average risk grade	3.99	4.00		4.00		4.01		2.79	3.20	2.19	4.12	3.12
PCD
Pass	$—	$—		$—		$—		$—	$2,192	$—	$—	$2,192
Pass/Watch	—	—		—		—		—	—	—	—	—
Special Mention	—	—		—		—		—	1,070	—	—	1,070
Substandard	—	—		—		—		—	1,228	—	—	1,228
Doubtful	—	—		—		—		—	—	—	—	—
	$—	$—		$—		$—		$—	$4,490	$—	$—	$4,490
Current period gross charge offs	$—	$—		$—		$—		$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A		N/A		N/A		N/A	5.22	N/A	N/A	5.22
Total	$847,789	$377,207		$213,353		$184,345		$557,815	$1,042,591	$252,139	$24,397	$3,499,636
Current period gross charge offs	$20	$683		$1,909		$2,159		$4,231	$742	$1,992	$—	$11,736
Weighted average risk grade	3.75	3.30		3.56		3.64		3.21	3.77	3.29	3.78	3.57

The following table presents weighted-average risk grades for all loans, by class and year of origination as of December 31, 2025 ($ in thousands):

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Commercial real estate - owner occupied
Pass	$70,931	$53,252	$62,228	$72,651	$58,092	$176,323	$1,407	$8,028	$502,912
Special Mention	—	—	—	—	—	3,165	—	—	3,165
Substandard	—	—	—	87	187	3,737	—	—	4,011
Doubtful	—	—	—	—	—	—	—	—	—
	$70,931	$53,252	$62,228	$72,738	$58,279	$183,225	$1,407	$8,028	$510,088
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.32	3.21	3.54	3.41	3.42	3.46	3.46	3.74	3.42
Commercial real estate - nonowner occupied
Pass	$15,950	$21,700	$42,907	$27,724	$41,446	$282,205	$11,365	$3,315	$446,612
Special Mention	—	—	—	17,276	—	4,379	—	—	21,655
Substandard	—	—	—	—	98,562	262	—	—	98,824
Doubtful	—	—	—	—	—	—	—	—	—
	$15,950	$21,700	$42,907	$45,000	$140,008	$286,846	$11,365	$3,315	$567,091
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.20	3.74	3.61	3.85	5.22	3.70	3.71	2.98	4.07
Secured by farmland
Pass	$406	$21	$—	$—	$—	$2,031	$616	$59	$3,133
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	275	—	—	275
Doubtful	—	—	—	—	—	—	—	—	—
	$406	$21	$—	$—	$—	$2,306	$616	$59	$3,408
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.95	4.00	N/A	N/A	N/A	4.23	3.93	2.92	4.12
Construction and land development
Pass	$69,022	$12,971	$7,081	$34,816	$166	$6,741	$461	$—	$131,258
Special Mention	—	—	—	—	—	499	—	—	499
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$69,022	$12,971	$7,081	$34,816	$166	$7,240	$461	$—	$131,757
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.10	3.00	3.90	3.63	3.99	3.51	3.65	N/A	3.30
Residential 1-4 family
Pass	$53,742	$38,550	$23,232	$141,982	$123,591	$182,506	$4,861	$2,663	$571,127
Special Mention	—	—	—	—	—	267	—	—	267
Substandard	—	115	—	517	—	4,003	283	554	5,472
Doubtful	—	—	—	—	—	—	—	—	—
	$53,742	$38,665	$23,232	$142,499	$123,591	$186,776	$5,144	$3,217	$576,866
Current period gross charge offs	$—	$—	$67	$—	$—	$5	$—	$—	$72
Weighted average risk grade	3.06	3.34	3.10	3.09	3.04	3.21	3.22	3.94	3.14
Multi- family residential
Pass	$7,009	$—	$440	$21,344	$22,656	$82,644	$5,384	$—	$139,477
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	513	—	271	784
Doubtful	—	—	—	—	—	—	—	—	—
	$7,009	$—	$440	$21,344	$22,656	$83,157	$5,384	$271	$140,261
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	4.00	N/A	3.00	3.17	3.23	3.41	3.82	6.00	3.39
Home equity lines of credit
Pass	$562	$215	$420	$355	$312	$325	$58,893	$107	$61,189
Special Mention	—	—	—	—	—	(1)	—	—	(1)
Substandard	—	—	—	—	—	(2)	540	12	550
Doubtful	—	—	—	—	—	—	—	—	—
	$562	$215	$420	$355	$312	$322	$59,433	$119	$61,738
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	3.00	3.00	3.00	3.00	3.00	3.17	3.06	3.71	3.06
Commercial loans
Pass	$169,480	$399,604	$55,482	$143,884	$25,566	$19,446	$92,493	$8,292	$914,247
Special Mention	4,994	—	—	769	2,278	1	13,510	885	22,437
Substandard	—	30	212	22,281	383	1,156	2,065	132	26,259
Doubtful	—	7,549	—	—	—	—	—	—	7,549
	$174,474	$407,183	$55,694	$166,934	$28,227	$20,603	$108,068	$9,309	$970,492
Current period gross charge offs	$—	$—	$2	$28	$—	$—	$—	$732	$762
Weighted average risk grade	3.44	3.12	3.45	3.41	3.92	3.46	3.52	3.92	3.33

								Revolving
								Loans
							Revolving	Converted
	2025	2024	2023	2022	2021	Prior	Loans	To Term	Total
Paycheck Protection Program loans
Pass	$—	$—	$—	$—	$849	$870	$—	$—	$1,719
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$849	$870	$—	$—	$1,719
Current period gross charge offs	$—	$—	$—	$—	$173	$—	$—	$—	$173
Weighted average risk grade	N/A	N/A	N/A	N/A	2.00	2.00	N/A	N/A	2.00
Consumer loans
Pass	$10,533	$96,784	$14,093	$152,174	$16,843	$2,590	$20,868	$534	$314,419
Special Mention	—	—	3	28	—	17	—	—	48
Substandard	—	10	86	517	315	2	—	10	940
Doubtful	—	—	—	—	—	—	—	—	—
	$10,533	$96,794	$14,182	$152,719	$17,158	$2,609	$20,868	$544	$315,407
Current period gross charge offs	$264	$3,255	$13,490	$15,838	$402	$68	$9	$—	$33,326
Weighted average risk grade	4.00	4.00	3.03	2.69	3.08	4.01	2.20	4.04	3.16
PCD
Pass	$—	$—	$—	$—	$—	$2,426	$—	$—	$2,426
Special Mention	—	—	—	—	—	1,113	—	—	1,113
Substandard	—	—	—	—	—	1,317	—	—	1,317
Doubtful	—	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$4,856	$—	$—	$4,856
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average risk grade	N/A	N/A	N/A	N/A	N/A	4.67	N/A	N/A	4.67
Total	$402,629	$630,801	$206,184	$636,405	$391,246	$778,810	$212,746	$24,862	$3,283,683
Current period gross charge offs	$264	$3,255	$13,559	$15,866	$575	$73	$9	$732	$34,333
Weighted average risk grade	3.33	3.29	3.46	3.20	3.95	3.50	3.27	3.76	3.42

Revolving loans that were converted to term loans during the three and nine months ended September 30, 2026 were as follows ($ in thousands):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Commercial real estate - non-owner occupied	$243	$198	$243	$212
Residential 1-4 family	—	—	—	157
Commercial loans	508	—	870	1,052
Consumer loans	19	—	19	—
Total loans	$770	$198	$1,132	$1,421

The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $1 million as of September 30, 2026 and December 31, 2025.

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

The following tables present details of the allowance for credit losses on loans segregated by loan portfolio segment as of September 30, 2026 and December 31, 2025, calculated in accordance with ASC 326 ($ in thousands).

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2026	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$6,170	3,453	—	1,214	5,747	691	433	5,709	2,968	—	$26,385
Q-factor and other qualitative adjustments	458	762	13	312	789	516	25	898	254	—	4,027
Specific allocations	—	13,006	—	—	23	—	—	1,664	462	—	15,155
Total	$6,628	$17,221	$13	$1,526	$6,559	$1,207	$458	$8,271	$3,684	$—	$45,567

	Commercial	Commercial					Home
	Real Estate	Real Estate		Construction			Equity
	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
December 31, 2025	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Modeled expected credit losses	$4,915	$3,796	$1	$689	$6,070	$709	$408	$5,597	$3,650	$—	$25,835
Q-factor and other qualitative adjustments	433	1,109	29	59	670	659	20	443	395	—	3,817
Specific allocations	334	10,424	—	—	112	—	—	5,157	204	—	16,231
Total	$5,682	$15,329	$30	$748	$6,852	$1,368	$428	$11,197	$4,249	$—	$45,883

Activity in the allowance for credit losses by class of loan for the three and nine months ended September 30, 2026 and 2025 is summarized below ($ in thousands):

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
For the Three Months Ended	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2026	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$6,197	$17,730	$12	$1,714	$6,204	$1,202	$417	$8,641	$3,847	$—	$45,964
Provision (recovery)	675	(190)	1	(9)	355	5	40	(372)	644	—	1,149
Charge offs	(244)	(325)	—	(179)	—	—	—	(3)	(1,575)	—	(2,326)
Recoveries	—	6	—	—	—	—	1	5	768	—	780
Ending balance	$6,628	$17,221	$13	$1,526	$6,559	$1,207	$458	$8,271	$3,684	$—	$45,567

For the Three Months Ended
September 30, 2025
Allowance for credit losses:
Beginning balance	$5,727	$13,987	$29	$1,057	$6,340	$1,456	$462	$11,535	$5,175	$217	$45,985
Provision (recovery)	51	644	2	(277)	338	(59)	(25)	(1,140)	420	(3)	(49)
Charge offs	—	—	—	—	—	—	—	(1)	(3,700)	—	(3,701)
Recoveries	—	—	—	—	—	—	1	—	2,530	—	2,531
Ending balance	$5,778	$14,631	$31	$780	$6,678	$1,397	$438	$10,394	$4,425	$214	$44,766

	Commercial	Commercial
	Real Estate	Real Estate		Construction			Home Equity
For the Nine Months Ended	Owner	Non-owner	Secured by	and Land	1-4 Family	Multi-Family	Lines Of	Commercial	Consumer	PCD
September 30, 2026	Occupied	Occupied	Farmland	Development	Residential	Residential	Credit	Loans	Loans	Loans	Total
Allowance for credit losses:
Beginning balance	$5,682	$15,329	$30	$748	$6,852	$1,368	$428	$11,197	$4,249	$—	$45,883
Provision (recovery)	1,190	2,202	(17)	957	(338)	(161)	27	1,366	2,924	—	8,150
Charge offs	(244)	(325)	—	(179)	(5)	—	—	(4,372)	(6,611)	—	(11,736)
Recoveries	—	15	—	—	50	—	3	80	3,122	—	3,270
Ending balance	$6,628	$17,221	$13	$1,526	$6,559	$1,207	$458	$8,271	$3,684	$—	$45,567

For the Nine Months Ended
September 30, 2025
Allowance for credit losses:
Beginning balance	$5,899	$6,966	$20	$1,203	$6,819	$1,620	$533	$10,794	$19,625	$245	$53,724
Provision (recovery)	(121)	7,665	11	(423)	(74)	(223)	(98)	533	2,611	(31)	9,850
Charge offs	—	—	—	—	(67)	—	—	(933)	(29,767)	—	(30,767)
Recoveries	—	—	—	—	—	—	3	—	11,956	—	11,959
Ending balance	$5,778	$14,631	$31	$780	$6,678	$1,397	$438	$10,394	$4,425	$214	$44,766

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

The following table presents the principal balance of loans that were evaluated for expected credit losses on an individual basis and the related specific allocations, by loan portfolio segment as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
	Loan	Specific	Loan	Specific
	Balance	Allocations	Balance	Allocations
Commercial real estate - owner occupied	$2,388	$—	$3,737	$334
Commercial real estate - non-owner occupied	69,033	13,006	98,922	10,424
Secured by farmland	198	—	275	—
Construction and land development	—	—	389	—
Residential 1-4 family	3,881	23	5,129	112
Multi- family residential	—	—	784	—
Commercial loans	10,816	1,664	33,034	5,157
Consumer loans	8,491	462	15,057	204
Total non-PCD loans	94,807	15,155	157,327	16,231
PCD loans	4,490	—	4,856	—
Total loans	$99,297	$15,155	$162,183	$16,231

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

The key unobservable inputs used in determining the fair value of IRLCs are as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Average pull through rates	89.2%	82.8%
Average costs to originate	1.3%	1.3%

The following summarizes derivative and non-derivative financial instruments as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$2,930	$156,451
Derivative liabilities	$—	$—

	September 30, 2026
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$480	$26,468

	December 31, 2025
	Fair	Notional
Derivative financial instruments:	Value	Amount
Derivative assets (1)	$1,389	$52,702
Derivative liabilities	$121	$132,500

	December 31, 2025
	Fair	Notional
Non-derivative financial instruments:	Value	Amount
Best efforts assets	$169	$15,100
(1)	Pull through rate adjusted.

The notional amounts of mortgage loans held for sale not committed to investors was $54 million and $90 million as of September 30, 2026 and December 31, 2025, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$71,821	$—	$71,821	$—
Obligations of states and political subdivisions	4,493	—	4,493	—
Corporate securities	6,765	—	6,765	—
Residential government-sponsored collateralized mortgage obligations	57,440	—	57,440	—
Agency commercial mortgage-backed securities	19,008	—	19,008	—
SBA pool securities	5,589	—	5,589	—
	165,116	—	165,116	—
Loans held for sale, at fair value	116,437	—	116,437	—
Mortgage banking financial assets	480	—	—	480
Mortgage banking derivative assets	2,930	—	—	2,930
Investment in Panacea Financial Holdings, Inc. common stock	7,133	—	—	7,133
Total assets	$292,096	$—	$281,553	$10,543

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities
Residential government-sponsored mortgage-backed securities	$71,806	$—	$71,806	$—
Obligations of states and political subdivisions	5,778	—	5,778	—
Corporate securities	6,579	—	6,579	—
Residential government-sponsored collateralized mortgage obligations	63,807	—	63,807	—
Government-sponsored agency securities	—	—	—	—
Agency commercial mortgage-backed securities	16,965	—	16,965	—
SBA pool securities	6,442	—	6,442	—
	171,377	—	171,377	—
Loans held for investment	150,178	—	150,178	—
Loans held for sale, at fair value	166,066	—	166,066	—
Consumer Program derivative	159	—	—	159
Mortgage banking financial assets	169	—	—	169
Mortgage banking derivative assets	1,389	—	—	1,389
Investment in Panacea Financial Holdings, Inc. common stock	6,899	—	—	6,899
Total assets	$496,237	$—	$487,621	$8,616

Liabilities:
Interest rate swaps, net	$214	$—	$214	$—
Mortgage banking derivative liabilities	121	—	—	121
Total liabilities	$335	$—	$214	$121

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$27,607	$—	$—	$27,607
Assets held for sale	776	—	—	776

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Total at	Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Collateral dependent loans	$66,879	$—	$—	$66,879
Assets held for sale	776	—	—	776

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The fair value for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the “as is” value of the collateral, normally from recently received and reviewed appraisals. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. Primis considers the most significant input into the fair value measurement of collateral dependent loans as appraised values of the collateral and any adjustments management believes are necessary to the appraised value for costs to sell, which are level 3 inputs. As of both September 30, 2026 and December 31, 2025, the weighted average adjustments to collateral for costs to sell was 10%.

As of September 30, 2026, collateral dependent loans consisted of commercial (51%), 1-4 family residential (21%), owner-occupied commercial real estate (15%), and the remaining were a mix of other real estate supported loans. As of December 31, 2025, collateral dependent loans consisted of commercial (44%), nonowner-occupied commercial real estate (40%) 1-4 family residential (8%), and the remaining were a mix of other real estate supported loans.

Fair Value of Financial Instruments

The carrying amount, estimated fair values and fair value hierarchy levels of financial instruments were as follows for the periods indicated ($ in thousands):

		September 30, 2026		December 31, 2025
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$165,085	$165,085	$143,607	$143,607
Securities available-for-sale	Level 2	165,116	165,116	171,377	171,377
Securities held-to-maturity	Level 2	6,418	5,766	6,981	6,560
Stock in Federal Reserve Bank and Federal Home Loan Bank	Level 2	23,636	23,636	14,185	14,185
Preferred investment in mortgage company	Level 2	3,005	3,005	3,005	3,005
Net loans (1)	Level 2 and 3	3,454,069	3,408,616	3,237,800	3,182,264
Loans held for sale, at fair value	Level 2	116,437	116,437	166,066	166,066
Loans held for sale, at lower of cost or market	Level 2	45,012	45,012	—	—
Mortgage banking financial assets	Level 3	480	480	169	169
Mortgage banking derivative assets	Level 3	2,930	2,930	1,389	1,389
Investment in Panacea Financial Holdings, Inc. common stock	Level 3	7,133	7,133	6,899	6,899
Financial liabilities:
Demand deposits and NOW accounts	Level 2	$1,403,967	$1,403,967	$1,417,177	$1,417,177
Money market and savings accounts	Level 2	1,762,552	1,762,552	1,663,223	1,663,223
Time deposits	Level 3	306,112	303,092	315,185	313,792
Securities sold under agreements to repurchase	Level 1	3,864	3,864	3,552	3,552
Interest rate swaps, net	Level 2	—	—	214	214
FHLB advances	Level 2	220,000	220,000	25,000	25,000
Junior subordinated debt	Level 2	9,966	11,556	9,929	12,151
Senior subordinated notes	Level 2	59,440	59,985	86,233	90,813
Secured borrowings	Level 3	13,624	13,624	14,773	14,773
Mortgage banking derivative liabilities	Level 3	—	—	121	121

(1)	Level 2 instruments relate to loans underlying interest rate swaps as of December 31, 2025. All loans as of September 30, 2026 are Level 3.

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

The fair value of junior subordinated debt and senior subordinated notes are based on current rates for similar financing. Carrying amount of Federal Reserve Bank and FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are based on the ultimate recoverability of the par value. Fair value of off-balance-sheet items is not considered material. The fair value of net loans, loans held for sale at the lower of cost or market, time deposits, junior subordinated debt, and senior subordinated notes are measured using the exit-price notion. The net loans that use level 2 inputs are related to the portfolio of loans underlying interest rate swaps as of December 31, 2025.

6.      LEASES

The Company leases certain premises under operating leases. In recognizing lease right-of-use assets and related liabilities, the Company accounts for lease and non-lease components (such as taxes, insurance, and common area maintenance costs) separately as such amounts are generally readily determinable under the lease contracts.

As of September 30, 2026 and December 31, 2025, the Company had operating lease liabilities totaling $60 million and $61 million, respectively and right-of-use assets totaling $63 million and $66 million, respectively, reflected in our condensed consolidated balance sheets related to these leases. The Company does not currently have any financing leases. For the three months ended September 30, 2026 and 2025, our net operating lease costs were $2 million and $1 million, respectively, and for the nine months ended September 30, 2026 and 2025, our net operating lease costs were $6 million and $2 million, respectively. These net operating lease costs are reflected in occupancy expenses on the condensed consolidated statements of income.

The following table presents other information related to operating leases:

	September 30, 2026	December 31, 2025
Other information:
Weighted-average remaining lease term - operating leases, in years	17.0	17.5
Weighted-average discount rate - operating leases	8.5%	8.4%

The following table summarizes the maturity of remaining lease liabilities:

As of
(dollars in thousands)	September 30, 2026
Lease payments due:
2026	$1,800
2027	7,268
2028	7,204
2029	6,776
2030	6,023
Thereafter	91,822
Total lease payments	120,893
Less: imputed interest	(60,885)
Lease liabilities	$60,008

As of September 30, 2026, the Company did not have any operating lease that has not yet commenced that would create additional lease liabilities and right-of-use assets. The amount of expense related to short-term leases recognized for the three and nine months ended September 30, 2026 and 2025 was immaterial.

7.     DEBT AND OTHER BORROWINGS

Other borrowings can consist of FHLB convertible advances, FHLB overnight advances, FHLB advances maturing within one year, federal funds purchased, Federal Reserve Board Discount Window, secured borrowings and securities sold under agreements to repurchase (“repo”) that mature within one year, which are secured transactions with customers. The balance in repo accounts as of both September 30, 2026 and December 31, 2025 was $4 million.

As of both September 30, 2026 and December 31, 2025, we had pledged callable agency securities, residential government-sponsored mortgage-backed securities and collateralized mortgage obligations with a carrying value of $6 million to customers who require collateral for overnight repurchase agreements and deposits.

Other borrowings consist of the following ($ in thousands):

	September 30,	December 31,
	2026	2025

FHLB collateral advances (1)	$220,000	$25,000
Secured borrowings	13,624	14,773
Securities sold under agreements to repurchase	3,864	3,552
Total	$237,488	$43,325

Weighted average interest rate	4.23%	4.94%
(1)	Advances under the short-term borrowing line at 4.13% interest, maturing in October 2026. $200 million was repaid prior to maturity and the remaining balance had its maturity extended into 2027 as part of the annual renewal of the borrowing line with the FHLB in October and was repaid in November.

As of September 30, 2026, Primis Bank had lendable collateral value in the form of residential 1-4 family mortgages, HELOCs, commercial mortgage loans, and investment securities supporting borrowing capacity of approximately $660 million from the FHLB.

The Bank has the ability to borrow from the Federal Reserve discount window borrowing program. As of September 30, 2026, the Bank had borrowing capacity of $523 million within the program, but has not utilized it.

In 2017, the Company assumed $10 million of trust preferred securities that were issued on September 17, 2003 and placed through a trust in a pooled underwriting totaling approximately $650 million. As of September 30, 2026 and December 31, 2025, there was $10 million outstanding, net of approximately $344 thousand and $381 thousand of debt issuance costs as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the interest rate payable on the trust preferred securities was 7.19% and 6.91%, respectively. As of September 30, 2026, all of the trust preferred securities qualified as Tier 1 capital.

On January 20, 2017, Primis completed the sale of $27 million of its fixed-to-floating rate senior Subordinated Notes due 2027. The Company repaid these notes on January 31, 2026.

On August 25, 2020, Primis completed the sale of $60 million of its fixed-to-floating rate senior Subordinated Notes due 2030. Interest is payable on these notes at a floating rate equal to Three-Month Term SOFR, plus a spread of 531 basis points. As of September 30, 2026 and December 31, 2025, 60% and 80%, respectively, of these notes qualified as Tier 2 capital.

As of both September 30, 2026, and December 31, 2025, the remaining unamortized debt issuance costs related to the senior Subordinated Notes totaled approximately $1 million.

Secured Borrowings

The balance of secured borrowings was $14 million and $15 million as of September 30, 2026 and December 31, 2025, respectively. The Company did not transfer any principal balance of loans to another financial institution during the three and nine months ended September 30, 2026 or during the year ended December 31, 2025, that were accounted for as secured borrowings. The remaining amortized cost balance of the underlying loans was $14 million and $15 million as of September 30, 2026 and December 31, 2025, respectively. None of the loans underlying the secured borrowings were past due 30 days or greater or on nonaccrual as of September 30, 2026 and December 31, 2025, and were all internally rated as “pass” loans as presented in our “credit quality indicators” section of “Note 3 – Loans and Allowance for Credit Losses”. The loans were included in our allowance for credit losses process and an allowance was calculated on the loans as part of their inclusion in a pool with other loans with similar credit risk characteristics. There were no charge-offs of the loans underlying the secured borrowings during the three and nine months ended September 30, 2026. The underlying loans collateralize the borrowings and cannot be sold or pledged by the Company.

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

A summary of stock option activity for the nine months ended September 30, 2026, follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Yrs)	(in thousands)
Options outstanding, beginning of period	17,800	$11.99	0.5	$—
Expired	(3,000)	11.99
Exercised	(14,800)	11.99
Options outstanding, end of period	—	$—	—	$—

Exercisable at end of period	—	$—	—	$—

There was no stock-based compensation expense associated with stock options for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, we do not have any unrecognized compensation expense associated with stock options.

A summary of time vested restricted stock award activity for the nine months ended September 30, 2026, follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested restricted stock outstanding, beginning of period	60,250	$12.97	3.0
Granted	21,500	14.49
Vested	(18,650)	13.62
Unvested restricted stock outstanding, end of period	63,100	$13.29	4.9

Stock-based compensation expense for time vested restricted stock awards totaled $88 thousand and $12 thousand for the three months ended September 30, 2026 and 2025, respectively, and $233 thousand and $61 thousand for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, unrecognized compensation expense associated with restricted stock awards was $650 thousand, which is expected to be recognized over the remaining contractual term.

A summary of performance-based restricted stock units (the “Units”) for the nine months ended September 30, 2026, follows:

		Weighted	Weighted
		Average	Average
		Grant-Date	Remaining
		Fair Value	Contractual
	Shares	Per Share	Term (Yrs)
Unvested Units outstanding, beginning of period	319,960	$12.36	1.3
Vested	(67,387)	14.58
Forfeited	(3,526)	13.52
Unvested Units outstanding, end of period	249,047	11.74	1.0

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

The Company recognized $253 thousand and $549 thousand stock-based compensation expense during the three and nine months ended September 30, 2026, respectively, and zero during 2025, as a result of the probability of a portion of the Units vesting. The potential unrecognized compensation expense associated with these Units was approximately $2 million and $3 million as of September 30, 2026 and December 31, 2025, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

Primis is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and guarantees of credit card accounts. These instruments involve elements of credit and funding risk in excess of the amounts recognized in the consolidated balance sheets. Letters of credit are written conditional commitments issued by Primis to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had letters of credit outstanding totaling $19 million and $20 million as of September 30, 2026 and December 31, 2025, respectively.

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

The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures ($ in thousands):

	2026	2025
Balance as of January 1	$1,006	$1,121
(Benefit) provision for credit losses	(288)	31
Balance as of September 30	$718	$1,152

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

The Company had $119 million in mortgage loan commitments outstanding as of September 30, 2026, related to approved mortgage loan applications, although not all approved applications will ultimately fund.

As of September 30, 2026 and December 31, 2025, the Company had unfunded lines of credit and undisbursed construction loan funds totaling $491 million and $567 million, respectively, not all of which are expected to be drawn. Virtually all of our unfunded lines of credit and undisbursed construction loan funds are variable rate instruments. The amount of certificate of deposit accounts maturing in less than one year was $283 million as of September 30, 2026. Management anticipates that funding requirements for these commitments will be met in the normal course of business.

Primis also had outstanding commitments under subscription agreements entered into for investments in non-marketable equity securities of $1 million as of both September 30, 2026 and December 31, 2025.

10.      EARNINGS PER SHARE

The following is a reconciliation of the denominators of the basic and diluted EPS computations ($ in thousands, except per share data):

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2026
Basic EPS	$8,672	24,735	$0.35
Effect of dilutive stock options and unvested restricted stock	—	64	—
Diluted EPS	$8,672	24,799	$0.35

For the three months ended September 30, 2025
Basic EPS	$6,830	24,632	$0.28
Effect of dilutive stock options and unvested restricted stock	—	12	—
Diluted EPS	$6,830	24,644	$0.28

For the nine months ended September 30, 2026
Basic EPS	$25,410	24,711	$1.03
Effect of dilutive stock options and unvested restricted stock	—	56	—
Diluted EPS	$25,410	24,767	$1.03

For the nine months ended September 30, 2025
Basic EPS	$31,903	24,680	$1.29
Effect of dilutive stock options and unvested restricted stock	—	13	—
Diluted EPS	$31,903	24,693	$1.29

The Company did not have any anti-dilutive options for the three and nine months ended September 30, 2026 and had 17,800 for the three and nine months ended September 30, 2025.

11.         SEGMENT INFORMATION

The Company’s reportable operating segments are determined based on its internal organizational structure, which is overseen by the CEO, the Company’s designated Chief Operating Decision Maker. While the CEO consults with key members of his leadership team, the ultimate responsibility for making operational decisions and resource allocations resides with the CEO. For the nine months ended September 30, 2026 and 2025, the Company’s internal organizational structure and resulting management reporting was concentrated around the Bank and Primis Mortgage, which resulted in the Company determining these to be its two reportable segments.

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

The following table provides financial information for the Company's reportable segments. In addition to the Company’s two reportable segments as described above, the caption “Other” has been included to provide reconciliation of the Company’s consolidated results and includes operational costs that are not a part of the two reportable segments but do not qualify to be considered a separate reportable segment. “Other” primarily includes the Primis Bank Holding Company in all periods presented and PFH during the nine months ended September 30, 2025, which are generally cost centers to the consolidated entity, along with elimination adjustments to reconcile the results of the reportable segments to the consolidated financial statements prepared in conformity with GAAP.

	As of and for the three months ended September 30, 2026				As of and for the nine months ended September 30, 2026
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$2,930	$56,265	$39	$59,234	$8,649	$160,306	$127	$169,082
Interest expense	—	21,360	1,564	22,924	—	61,911	5,032	66,943
Net interest income (loss)	2,930	34,905	(1,525)	36,310	8,649	98,395	(4,905)	102,139
Provision for credit losses	16	1,133	—	1,149	22	8,128	—	8,150
Net interest income (loss) after provision for credit losses	2,914	33,772	(1,525)	35,161	8,627	90,267	(4,905)	93,989

Noninterest income:
Mortgage banking income	8,022	—	—	8,022	30,170	—	—	30,170
Other noninterest income (loss)	—	5,065	(166)	4,899	—	18,106	234	18,340
Total noninterest income (loss)	8,022	5,065	(166)	12,921	30,170	18,106	234	48,510

Noninterest expenses:
Salaries and benefits	7,925	12,033	581	20,539	26,166	32,771	1,425	60,362
Data processing expense	294	1,805	—	2,099	877	5,752	—	6,629
Other operating expenses	1,753	12,666	98	14,517	4,851	36,914	360	42,125
Total noninterest expenses	9,972	26,504	679	37,155	31,894	75,437	1,785	109,116
Income (loss) before income taxes	964	12,333	(2,370)	10,927	6,903	32,936	(6,456)	33,383
Income tax expense (benefit)	234	2,534	(513)	2,255	1,620	6,188	165	7,973
Net income (loss) attributable to Primis' common stockholders	$730	$9,799	$(1,857)	$8,672	$5,283	$26,748	$(6,621)	$25,410

Total assets	$171,096	$4,275,842	$(147,412)	$4,299,526	$171,096	$4,275,842	$(147,412)	$4,299,526
(1)	Other includes Primis Bank Holding Company and intercompany eliminations.

	As of and for the three months ended September 30, 2025				As of and for the nine months ended September 30, 2025
($ in thousands)	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company	Primis Mortgage	Primis Bank	Other (1)	Consolidated Company

Interest income	$2,085	$49,636	$45	$51,766	$4,895	$142,075	$146	$147,116
Interest expense	—	20,888	1,846	22,734	—	61,393	5,147	66,540
Net interest income (loss)	2,085	28,748	(1,801)	29,032	4,895	80,682	(5,001)	80,576
Provision for (recovery of) credit losses	—	(49)	—	(49)	—	9,850	—	9,850
Net interest income (loss) after provision for credit losses	2,085	28,797	(1,801)	29,081	4,895	70,832	(5,001)	70,726

Noninterest income:
Mortgage banking income (loss)	8,927	(40)	—	8,887	23,040	(645)	—	22,395
Other noninterest income	—	2,436	646	3,082	—	6,953	32,986	39,939
Total noninterest income	8,927	2,396	646	11,969	23,040	6,308	32,986	62,334

Noninterest expenses:
Salaries and benefits	7,348	10,973	202	18,523	19,756	29,790	3,978	53,524
Data processing expense	221	2,148	—	2,369	544	7,711	—	8,255
Other operating expenses	731	10,553	137	11,421	2,960	30,243	1,789	34,992
Total noninterest expenses	8,300	23,674	339	32,313	23,260	67,744	5,767	96,771
Income (loss) before income taxes	2,712	7,519	(1,494)	8,737	4,675	9,396	22,218	36,289
Income tax expense (benefit)	624	1,599	(316)	1,907	1,070	2,138	4,780	7,988
Net income (loss)	2,088	5,920	(1,178)	6,830	3,605	7,258	17,438	28,301
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	3,602	3,602
Net income (loss) attributable to Primis' common stockholders	$2,088	$5,920	$(1,178)	$6,830	$3,605	$7,258	$21,040	$31,903

Total assets	$164,680	$3,934,341	$(144,172)	$3,954,849	$164,680	$3,934,341	$(144,172)	$3,954,849
(1)	Other includes Primis Bank Holding Company, PFH during the nine months ended September 30, 2025, and intercompany eliminations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) is presented to aid the reader in understanding and evaluating the financial condition and results of operations of Primis. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements, the footnotes thereto, and the other financial data included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of results that may be achieved for any other period. The emphasis of this discussion will be on the three and nine months ended September 30, 2026, compared to the  three and nine months ended September 30, 2025 for the condensed consolidated income statements. For the condensed consolidated balance sheets, the emphasis of this discussion will be the balances as of  September 30, 2026 compared to December 31, 2025. This discussion and analysis contain statements that may be considered “forward-looking statements” as defined in, and subject to the protections of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See the following section for additional information regarding forward-looking statements.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements. In addition to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, and the other reports we file with the Securities and Exchange Commission, factors that could contribute to those differences include, but are not limited to:

●	the effects of future economic, business and market conditions and disruptions in the credit and financial markets, domestic and foreign;
●	potential increases in the provision for credit losses and other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services;
●	uncertainties surrounding geopolitical events, trade policy developments, tariffs and retaliatory trade measures, taxation policy and federal monetary policy, which continue to impact the outlook for future economic growth (including an economic downturn or recession), and may adversely affect our customers, borrowers, depositors and counterparties, as well as market conditions, inflation, interest rates, consumer spending and commercial activity in our markets;
●	fraudulent and negligent acts by loan applicants, mortgage brokers and our employees;
●	our ability to implement our various strategic and growth initiatives, including our Panacea Financial Division, digital banking platform, Banking Valet (formerly called “V1BE”) fulfillment service, Mortgage Warehouse lending, and Primis Mortgage Company, as well as with respect to use and implementation of artificial intelligence and our cost saving projects to reduce technology vendor expenses and administrative and branch expenses, including risks associated with the regulatory environment applicable to fintech companies, changes in customer demand, operational integration challenges, compliance obligations and reputational risks;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions;

●	changes in the local economies in our market areas, which may adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;
●	changes in interest rates, inflation, stagflation, loan demand, real estate values, commodity prices, or competition, as well as labor shortages, supply chain disruptions, the threat of recession and volatile equity capital markets;
●	changes in the availability of funds resulting in increased costs or reduced liquidity, as well as the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity needs;
●	a deterioration or downgrade in the credit quality and credit agency ratings of the investment securities in our investment securities portfolio;
●	impairment concerns and risks related to our investment securities portfolio of collateralized mortgage obligations, agency mortgage-backed securities and obligations of states and political subdivisions;
●	the incurrence and impairment of goodwill associated with current or future acquisitions and adverse short-term effects on our results of operations;
●	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of our total loan portfolio, including as a result of rising or elevated interest rates, inflation and recessionary concerns;
●	the concentration of our loan portfolio in loans collateralized by real estate;
●	our level of construction and land development and commercial real estate loans;
●	risk related to a third-party’s ability to satisfy its contractual obligation to reimburse us for waived interest on loans with promotional features that pay off early;
●	our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the developments in generative artificial intelligence and increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
●	risks and costs associated with the use, development and implementation of artificial intelligence technologies, including operational, compliance, model risk, cybersecurity, privacy and reputational risks;
●	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;
●	the failure of assumptions and estimates underlying the establishment of and provisions made for credit losses;
●	our ability to expand and grow our business and operations, including the acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;
●	government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, and the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;
●	the implementation of a regulatory reform agenda under the presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	regulatory, legislative, supervisory, litigation, reputational and operational risks associated with the provision of banking services to customers operating in industries subject to heightened governmental, public or media scrutiny, including allegations or claims relating to account access, customer onboarding, account terminations, so-called "debanking" practices, fair access to financial services, consumer protection requirements or anti-discrimination laws and regulations;
●	increased competition for deposits and loans adversely affecting rates and terms;
●	the continued service of key management personnel;
●	the potential payment of interest on demand deposit accounts to effectively compete for customers;
●	the potential environmental liability risk associated with properties that we assume upon foreclosure;
●	increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;
●	risks of current or future mergers and acquisitions, including the related time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

●	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;
●	acts of God or of war or other conflicts, civil unrest, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;
●	changes in accounting policies, rules and practices and applications or determinations made thereunder;
●	any inability or failure to implement and maintain effective internal control over financial reporting and/or disclosure control or inability to expediently remediate our existing material weakness in our internal controls deemed ineffective;
●	the risk that our deferred tax assets could be reduced if future taxable income is less than currently estimated, if corporate tax rates in the future are less than current rates, or if sales of our capital stock trigger limitations on the amount of net operating loss carryforwards that we may utilize for income tax purposes;
●	our ability to attract and retain qualified employees, including as a result of heightened labor shortages;
●	negative publicity and the impact on our reputation;
●	our ability to grow the mortgage warehouse business and achievement of certain margin results; and
●	other factors and risks described under “Risk Factors” herein and in any of the reports that we file with the SEC under the Exchange Act.

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

OVERVIEW

Primis Financial Corp. is the bank holding company for Primis Bank, a Virginia state-chartered bank which commenced operations on April 14, 2005. Primis Bank provides a range of financial services to individuals and small and medium-sized businesses. Primis Bank has 24 full-service branches in Virginia and Maryland and also provides services to customers through certain online and mobile applications.  As of September 30, 2026, Primis had $4.3 billion in total assets, $3.5 billion in total loans held for investment, $3.5 billion in total deposits and $436 million in total stockholders’ equity.

We organized the core bank and lines of business in a way that we believe will drive premium operating results. Our strategy centers on growing earning assets, growing non-interest deposits, and achieving higher production and profitability in our retail mortgage business and the third quarter of 2026 was reflective of progress in these areas.

OPERATIONAL HIGHLIGHTS

Executive Overview

Our growth strategy is focused on driving higher production and profitability in four key areas of the company identified as the core community bank, mortgage warehouse, Panacea Financial, and PMC. The following highlights key metrics from these four areas:

Core Community Bank

●	Core Bank loan growth year to date and in the third quarter of 2026 of 1% and 5%, respectively, with a pipeline of $160 million as of September 30, 2026.
●	Low concentrations of investor commercial real estate loans, making up just 24% of total loans as of September 30, 2026.
●	The core Bank’s cost of deposits was 1.61% during the nine months ended September 30, 2026, compared to 1.79% during the nine months ended September 30, 2025. Approximately 21% of the core Bank’s deposit base as of September 30, 2026, are noninterest bearing deposits.
●	Continued success of our proprietary, recently rebranded Banking Valet service for commercial depositors with actively engaged clients maintaining average relationship balances of nearly $1 million and an active usage rate exceeding 87%.
●	The core Bank had zero brokered deposits as of September 30, 2026.

Panacea Financial Division of the Bank

●	Outstanding loan balances, including HFS grew 11% to $603 million as of September 30, 2026 from $544 million as of December 31, 2025.
●	Panacea sold approximately $32 million of loans in the third quarter of 2026 and $87 million year to date and had $39 million of loans classified as held for sale at September 30, 2026.
●	Outstanding deposits were $207 million as of September 30, 2026, up 62% from $128 million as of December 31, 2025.

Mortgage Warehouse

●	Outstanding loan balances as of September 30, 2026 were $501 million, up 58% from $318 million as of December 31, 2025.
●	Average loan balances were $390 million during the nine months ended September 30, 2026, up over 200% from $125 million during the nine months ended September 30, 2025.
●	Mortgage warehouse funded on average approximately 12% of its outstanding loans with associated customer noninterest bearing deposit balances during the first nine months of 2026.

Primis Mortgage Company

●	Closed loan volume was $1.1 billion for the nine months ended September 30, 2026, up 42% from $798 million during the nine months ended September 30, 2025.
●	Construction-to-permanent loan volume was $100 million during the nine months ended September 30, 2026, up 77% from $56 million during the nine months ended September 30, 2025.
●	Pre-tax income was $1 million and $7 million during the three and nine months ended September 30, 2026, respectively, compared to $3 million and $5 million during the three and nine months ended September 30, 2025, respectively.

Funding for many of our strategies (all of the above excluding the core community bank) is provided primarily by the Bank’s digital platform. Because of the scalability of the platform, there is significantly less pressure on the core community bank to provide this funding and risk the profitable, decade-old relationships with core customers. The digital platform had approximately $1.0 billion deposits with a cost of deposits of 3.80% as of September 30, 2026. The digital platform successfully grew business accounts in 2026 with small business balances reaching $54 million as of September 30, 2026, up substantially from $16 million at December 31, 2025. Approximately 76% of our digital deposit customers have been with the Bank for at least three years.

SUMMARY OF FINANCIAL RESULTS

Results of Operations Highlights

We experienced strong results during the three and nine months ended September 30, 2026, earning $9 million and $25 million, respectively, in net income available to common shareholders, or $0.35 and $1.03 basic and diluted earnings per common share, respectively. This compares to net income available to common shareholders of $7 million and $32 million during the three and nine months ended September 30, 2025, respectively, or $0.28 and $1.29 basic and diluted earnings per common share, respectively. During the nine months ended September 30, 2026, results included a $6 million gain on liquidation of an insurance agency investment, and during the nine months ended September 30, 2025, results included a $7 million gain on sale of PFH shares and a $32 million one-time gain related to the deconsolidation of PFH, respectively. When excluding these gains from each period, income before income tax would have increased $24 million during the nine months ended September 30, 2026 compared to the same period in 2025.

The key financial drivers of our results are noted in the following table with additional discussions following the table ($ in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
	compared to	compared to
	September 30, 2025	September 30, 2025
	Favorable (unfavorable) change
Net interest income	$7,278	$21,563
Provision for credit losses	(1,198)	1,700
Noninterest income	952	(13,824)
Noninterest expenses	(4,842)	(12,345)
Provision for income taxes	(348)	15
Noncontrolling interest	—	(3,602)
Net income attributable to Primis' common stockholders	$1,842	$(6,493)

●	Net interest income increased in both the three and nine months ended September 30, 2026, compared to the same period in 2025 due to higher earning asset balances and higher rates earned on those balances. The increases were also impacted by lower interest expense on deposit accounts that was driven by a decline in rates paid and an increase of $60 million and $82 million of non-interest bearing deposits during the three and nine months ended September 30, 2026 compared to the same period in 2025, respectively, in part due to our focus on growing non-interest bearing deposit balances and growing operating balances associated with mortgage warehouse lending. This was partially offset by an increase in interest expense on higher average borrowings in both three and nine months ended September 30, 2026 compared to the same period in 2025.
●	Net interest margin increased 48 basis points and 45 basis points during the three and nine months ended September 30, 2026 compared to the same period in 2025, respectively. Net interest margin was 3.66% and 3.51% during the three and nine months ended September 30, 2026, respectively. Continued rebuilding of earning asset levels coupled with favorable deposit pricing was responsible for the improvements in 2026.
●	Noninterest income increased $1 million when comparing the three months ended September 30, 2026 to the same period in 2025 and declined $14 million when comparing the nine months ended September 30, 2026 to the same period in 2025. The $1 million increase was driven by higher gain on sale of Panacea Division commercial loans and increase in bank-owned life insurance income in the current year, offset by lower mortgage banking income during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The $14 million decline was primarily a result of gains on deconsolidation of PFH and sales of PFH stock in 2025, partially offset by higher mortgage banking income, gain on liquidation of an insurance agency investment, and gain on sale of loans in 2026. Excluding these 2025 gains and the agency investment gain in 2026, noninterest income was $13 million higher during the nine months ended September 30, 2026 compared to the same period in 2025 driven by higher mortgage banking income and gain on sale of loans.

●	Noninterest expense increased $5 million and $12 million when comparing the three and nine months ended September 30, 2026 to the same periods in 2025, respectively. The drivers in both periods were primarily due to increases in personnel, occupancy and miscellaneous lending expenses. Personnel expenses grew primarily as a result of PMC due to the significant growth of the business from 2025 to 2026 and occupancy expenses grew primarily as a result of increased lease expense related to the sale-leaseback transaction in December of 2025, partially offset by lower depreciation expense related to the branches sold in the sale-leaseback. The increases were partially offset in both the three and nine month periods of 2026 due to declines in data processing as a result of our new data processing contract executed in the second half of 2025.

Balance Sheet Highlights

●	Total assets increased 6% as of September 30, 2026 compared to December 31, 2025 primarily due to growth in PMC, Mortgage Warehouse, and the Panacea Division that drove growth in LHFI and LHFS.
●	Total LHFI as of September 30, 2026 was $3.5 billion, an increase of $216 million, or 7%, from December 31, 2025. The increase was led by 58% growth in the Mortgage Warehouse loans and 12% growth in Panacea division loans since December 31, 2025.
●	Total deposits increased $77 million or 2%, from December 31, 2025 to September 30, 2026. Increases were seen in savings, money market and NOW, partially offset by declines in noninterest bearing demand accounts and time deposits. Growth was partially driven by increased Panacea Division and digital platform deposit account balances. We had no wholesale deposit funding as of September 30, 2026.
●	The ratio of gross loans (excluding loans held for sale) to deposits increased to 100.8% at September 30, 2026, from 96.7% at December 31, 2025 as a result of loan growth outpacing deposit growth in 2026.
●	Allowance for credit losses to total loans was down 10 basis points to 1.30% as of September 30, 2026, compared to 1.40% as of December 31, 2025. The decline was driven by continued decline in overall balances in the Consumer Program portfolio and a changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements.
●	Asset quality improved from year end with nonperforming assets as a percentage of total assets (excluding SBA guarantees) at 1.43% as of September 30, 2026, compared to 2.03% as of December 31, 2025, a 60 basis point change. This improvement was primarily driven by a decline in nonaccrual loans of $26 million, which was driven by one commercial relationship that refinanced during the second quarter of 2026 with another financial institution.

RESULTS OF OPERATIONS

Net Income

Three-Month Comparison Net income available to common shareholders for the three months ended September 30, 2026 totaled $9 million, or $0.35 basic and diluted earnings per share, compared to $7 million, or $0.28 basic and diluted earnings per share, for the three months ended September 30, 2025. The results reflect strong growth in net interest income of $7 million driven by growth in interest income and flat interest expense. We also experienced a $1 million increase in noninterest income driven by increased loan sale gains and higher income from bank-owned life insurance. These increases were offset by higher noninterest expense driven by personnel costs and occupancy expenses, the former due to growth in PMC and Mortgage Warehouse and the latter primarily a result of higher lease expense due to the sale-leaseback transaction executed in December 2025.  Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

Nine-Month Comparison Net income available to common shareholders for the nine months ended September 30, 2026 totaled $25 million, or $1.03 basic and diluted earnings per share, compared to $32 million, or $1.29 basic and diluted earnings per share, for the nine months ended September 30, 2025. The decline was primarily a result of the $32 million of gains in 2025 due to deconsolidation of PFH in the first quarter of 2025 and gains from the sale of a portion of our remaining investment in PFH common share investment in the second quarter of 2025. When excluding these PFH-related gains and a $6 million one-time gain on liquidation of an insurance agency investment in 2026, net income would have increased during the nine months of September 30, 2026 compared to the same period in 2025 by approximately $14 million. Net interest income grew $21 million during the nine months of 2026 compared to the same period in 2025 due to higher interest income and flat interest expense. Noninterest income included $8 million higher mortgage banking income and $3 million higher gain on sale of loans. Noninterest expense increased by $12 million driven by personnel costs and occupancy expenses for the same reasons as described above for the three-month ended period and was partially offset by lower data processing costs and professional fees. Additional details of the changes in net income will be discussed in the remaining sections of this Results of Operations section.

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

Three-Month Comparison

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated ($ in thousands):

	Average Balance Sheets and Net Interest Margin
	Analysis For the Three Months Ended
	September 30, 2026			September 30, 2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans held for sale	$196,449	$3,132	6.33%	$130,061	$2,085	6.36%
Loans, net of deferred fees (1) (2)	3,398,668	52,664	6.15%	3,143,155	46,772	5.90%
Investment securities	175,278	1,940	4.39%	247,008	1,894	3.04%
Other earning assets	165,944	1,498	3.58%	101,278	1,015	3.98%
Total earning assets	3,936,339	59,234	5.97%	3,621,502	51,766	5.67%
Allowance for credit losses	(46,103)			(44,520)
Total non-earning assets	320,252			277,156
Total assets	$4,210,488			$3,854,138

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$894,250	$4,743	2.10%	$834,839	$4,549	2.16%
Money market accounts	795,993	5,162	2.57%	756,361	5,229	2.74%
Savings accounts	973,431	7,860	3.20%	922,048	8,070	3.47%
Time deposits	306,878	2,432	3.14%	324,614	2,723	3.33%
Total interest-bearing deposits	2,970,552	20,197	2.70%	2,837,862	20,571	2.88%
Borrowings	176,465	2,727	6.13%	117,697	2,163	7.29%
Total interest-bearing liabilities	3,147,017	22,924	2.89%	2,955,559	22,734	3.05%
Noninterest-bearing liabilities:
Demand deposits	542,184			481,697
Other liabilities	83,067			36,720
Total liabilities	3,772,268			3,473,976
Primis common stockholders' equity	438,220			380,162
Total liabilities and stockholders' equity	$4,210,488			$3,854,138
Net interest income		$36,310			$29,032
Interest rate spread			3.08%			2.62%
Net interest margin			3.66%			3.18%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $36 million for the three months ended September 30, 2026, compared to $29 million for the three months ended September 30, 2025. Net interest income increased primarily as a result of higher average LHFS and net loans balances in the third quarter of 2026 compared to same period in prior year along with a 25 basis point increase in rates over that time on net loans. Interest expense was $190 thousand higher in the third quarter of 2026 compared to same period in prior year due primarily to $564 thousand higher expense on $59 million higher average borrowings mostly offset by lower interest expense on deposits due to lower rates on all interest-bearing deposit accounts despite deposit growth in all accounts except for time deposits in the current year. Included in interest income in the third quarter of 2026 was approximately $0.7 million of interest recoveries from a previously charged off loan. Our net interest margin for the three months ended September 30, 2026 was 3.66% or 3.59% adjusted for the interest recovery, compared to 3.18% for the three months ended September 30, 2025. Continued rebuilding of earning asset levels, which grew $315 million year-over-year, coupled with increased net loan rates and favorable deposit pricing was responsible for the improvement during the third quarter of 2026.

●	Average earning assets increased by $315 million, or 9%, primarily due to an increase in average total loans of $322 million, or 10%, and growth in other earning assets of $65 million, or 64%, partially offset by a decrease in average investment securities of $72 million, or 29%. The decrease in average investment securities was due to our investment portfolio restructuring in the fourth quarter of 2025 which resulted in higher interest income on the smaller average portfolio during the third quarter of 2026 compared to the same quarter in 2025. Average earning asset balances were driven higher by a $256 million increase in average LHFI balances which was primarily a result of continued growth of average Panacea Division loans and Mortgage Warehouse loans during the three months ended September 30, 2026 compared to the same period in 2025. LHFS average balances also increased by $66 million driven by a 13% increase in closed mortgage volume.
●	Average interest-bearing liabilities increased by $191 million compared to the third quarter of 2025 largely due to growth across all deposit products, except for time deposits, and growth in average borrowings. Despite the growth, rates on average interest-bearing deposits declined 18 basis points in total, in large part due to a decline in the Fed Funds borrowing rate during the last twelve months of 47 basis points, which influences our deposit pricing. Interest paid on average borrowings increased $564 thousand due to a $59 million increase in average borrowings from the prior year to support our loan growth which outpaced deposit growth. Part of our average deposit balance growth was due to a $60 million increase in noninterest-bearing demand deposits in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Lastly, we redeemed $27 million of subordinated debt at the end of January 2026 that had a rate of 8.52%, which benefited the third quarter of 2026, but was still outstanding in 2025.
●	Yields on average interest earning assets increased by 30 basis points comparing the three months ended September 30, 2026 to the same period in 2025. The increase was primarily driven by an increase in yields earned on LHFI of 25 basis points. Yields on loans increased due to higher rates on new loans, influenced by the 10-year treasury rate which was over 100 basis points higher during the third quarter of 2026 compared to the third quarter of 2025. The higher treasury rate also positively impacted a portion of the existing LHFI portfolio repricing since September 30, 2025 to current market rates. Yield on earning assets included approximately 7 basis points due to the $0.7 million interest recovery from a previously charged off loan in third quarter of 2026. Net interest margin was 3.66%, or 3.59% adjusted for the interest recovery, in the third quarter of 2026 compared to 3.18% in the same quarter of 2025. Rates on our interest-bearing liabilities declined by 16 basis points during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by the decline in external benchmark borrowing rates by 47 basis points over that time.

Nine-Month Comparison

The following table details average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned/paid on such assets and liabilities, and the yield/rate for the periods indicated ($ in thousands):

	Average Balance Sheets and Net Interest Margin
	Analysis For the Nine Months Ended
	September 30, 2026			September 30, 2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning assets:
Loans held for sale	$187,819	$8,650	6.16%	$136,273	$4,895	4.80%
Loans, net of deferred fees (1) (2)	3,359,058	150,207	5.98%	3,039,443	133,643	5.88%
Investment securities	176,432	5,802	4.40%	247,243	5,728	3.10%
Other earning assets	163,734	4,423	3.61%	95,430	2,850	3.99%
Total earning assets	3,887,043	169,082	5.82%	3,518,389	147,116	5.59%
Allowance for credit losses	(45,678)			(43,840)
Total non-earning assets	315,198			289,626
Total assets	$4,156,563			$3,764,175

Liabilities and stockholders' equity
Interest-bearing liabilities:
NOW and other demand accounts	$863,319	$13,433	2.08%	$820,859	$13,667	2.23%
Money market accounts	774,713	14,617	2.52%	767,729	15,920	2.77%
Savings accounts	949,026	22,637	3.19%	853,474	22,281	3.49%
Time deposits	311,416	7,400	3.18%	329,832	8,592	3.48%
Total interest-bearing deposits	2,898,474	58,087	2.68%	2,771,894	60,460	2.92%
Borrowings	192,515	8,856	6.15%	117,454	6,080	6.92%
Total interest-bearing liabilities	3,090,989	66,943	2.90%	2,889,348	66,540	3.08%
Noninterest-bearing liabilities:
Demand deposits	547,221			465,327
Other liabilities	85,154			37,211
Total liabilities	3,723,364			3,391,886
Primis common stockholders' equity	433,199			368,295
Noncontrolling interest	—			3,994
Total stockholders' equity	433,199			372,289
Total liabilities and stockholders' equity	$4,156,563			$3,764,175
Net interest income		$102,139			$80,576
Interest rate spread			2.92%			2.51%
Net interest margin			3.51%			3.06%
(1)	Includes loan fees in both interest income and the calculation of the yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.

Net interest income was $102 million for the nine months ended September 30, 2026, compared to $81 million for the nine months ended September 30, 2025. Net interest income increased as a result of interest income increasing 15% while interest expense remained flat. Interest income increases were driven by interest earned on higher average loan balances while the decline in interest expense on deposits was offset by an increase in interest expense on borrowings. The interest income increase was primarily a result of higher average earning assets and moderate improvement in interest rates, while interest expense was due to lower rates across all categories partially offset by higher overall average balances. Our net interest margin for the nine months ended September 30, 2026 was 3.51%, compared to 3.06% for the nine months ended September 30, 2025, an increase of 45 basis points.

●	Average earning assets increased by $369 million, or 10%, primarily due to an increase in average total loans of $371 million, or 12%, and growth in other earning assets of $68 million, or 72%, partially offset by a decrease in average investment securities of $71 million, or 29%. The decrease in average investment securities was due to our investment portfolio restructuring in the fourth quarter of 2025, which resulted in improved interest income on the smaller average portfolio during the first nine months of 2026 compared to the first nine months of 2025. Average earning asset balances were driven higher by a $320 million increase in average LHFI balances which was primarily a result of continued growth of average Panacea Division loans and Mortgage Warehouse loans during the nine months ended September 30, 2026 compared to the same period in 2025. LHFS average balances also increased by $52 million driven by a 42% increase in closed mortgage volume in the nine months ended September 30, 2026 compared to the same period in 2025.
●	Average interest-bearing liabilities increased by $202 million largely due to growth in savings accounts, NOW accounts, money market accounts and other borrowings, partially offset by declines in time deposit accounts. Despite the growth, rates on average interest-bearing deposits declined 24 basis points in total, in large part due to a decline in the Fed Funds borrowing rate during the last twelve months of 47 basis points, which influences our deposit pricing. Interest paid on average borrowings increased $3 million due to a $75 million increase in average borrowings from the prior year to support our loan growth that outpaced deposit growth by an average of $163 million. Deposit growth was $208 million and included an $82 million increase in noninterest-bearing demand deposits that was driven by growth in the Panacea Division and Mortgage Warehouse business, each of which has been successful in growing deposits alongside their loan growth. Lastly, we redeemed $27 million of subordinated debt at the end of January 2026 with a rate of 8.52% which benefited the first nine months of 2026, but was still outstanding in 2025.
●	Yields on average interest earning assets increased by 23 basis points comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025. The increase was primarily driven by increases in yields earned on loans which increased 136 basis points on LHFS and 10 basis points on LHFI. Yields on loans increased due to higher rates on new loans, influenced by the 10-year treasury rate increasing 10 basis points on average during the nine months ended September 30, 2026 compared to the same nine-month period in 2025. The 10 year treasury rate was 121 basis points higher on September 30, 2026 compared to September 30, 2025. This increase also impacted a portion of the existing LHFI portfolio repricing at current market rates since September 30, 2025. Rates on our interest-bearing liabilities declined by 18 basis points during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by the decline in external benchmark borrowing rates by 47 basis points over that time.

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

For the three months ended September 30, 2026, we had a provision for credit losses of $1 million and for the three months ended September 30, 2025, we had a recovery of credit losses of $49 thousand. The provision during the three months ended September 30, 2026 was driven by $33 million of growth in the loan portfolio in the third quarter of 2026, concentrated in loans secured by real estate. The recovery of credit losses during the three months ended September 30, 2025 was driven by the changing mix of the Bank’s loan portfolio to loan categories with lower reserve requirements and the move of approximately $53 million of commercial loans to held for sale and reversal of the allowance on those loans.

For the nine months ended September 30, 2026 and 2025, we had a provision for credit losses of $8 million and $10 million, respectively. The decline in provision for credit losses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily related to higher specific provisions on commercial real estate loans in the prior year compared to the current year. Excluding the charges on these specific loans, the provision for credit losses remained stable during the nine months ended September 30, 2026 compared to the same period in 2025 due to growth in the overall portfolio, partially offset by improved nonperforming assets, reduction in both the overall and promotional portion of the Consumer Program portfolio, and a significant portion of loan growth concentrated in certain loans, primarily mortgage warehouse, requiring less reserve due to their credit characteristics.

The Financial Condition and Asset Quality sections of this MD&A provides information on our loan portfolio, past due loans, nonperforming assets and the allowance for credit losses.

Noninterest Income

Three-Month Comparison

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025	Change
Account maintenance and deposit service fees	$1,389	$1,358	$31
Income from bank-owned life insurance	1,117	456	661
Gain (loss) on Panacea Financial Holdings investment	(165)	294	(459)
Gain (loss) on other investments	(134)	381	(515)
Mortgage banking income	8,022	8,887	(865)
Gains on sale of loans	1,465	249	1,216
Consumer Program derivative income	56	264	(208)
Other noninterest income	1,171	80	1,091
Total noninterest income	$12,921	$11,969	$952

Noninterest income increased 8% to $13 million for the three months ended September 30, 2026, compared to $12 million for the three months ended September 30, 2025. The increase was primarily driven by higher gain on sale of loans in the current year, an increase in bank-owned life insurance income and a loan recovery gain in other noninterest income, partially offset by lower mortgage banking income and losses on other investments in the three months ended September 30, 2026 compared to the same period in 2025. Noninterest income had a $1 million increase in gains on sale of loans year-over-year primarily driven by $32 million of sales of Panacea Division commercial loans to another financial institution generating over $600 thousand of gains and the sale of the guaranteed portion of $12 million of SBA loans generating $1 million in gains. We continue to experience increases in bank-owned life insurance income as a result of a restructuring of that portfolio, which is expected to be completed in the last quarter of 2026, and a $400 thousand death benefit received during the quarter. Noninterest income in the third quarter of 2026 also benefited from $1 million in recoveries on a loan that was charged-off by a predecessor bank, recorded in other noninterest income.

These increases were partially offset by mortgage banking income decreases of 10% in the third quarter of 2026 compared to the same quarter in 2025. The decline in mortgage banking income year-over-year was driven by higher mark-to-market losses on the portfolio which was primarily interest rate driven as a result of increasing 30 year mortgage rates during the quarter, partially offset by higher gain on sale of loans, origination fee, and discount point income when comparing the three months ended September 30, 2026 to 2025.  The increase in noninterest income was also partially offset by losses on liquidation of other investments we held and losses due to the mark-to-market of our PFH common share investment during the three months ended September 30, 2026 compared to gains due to mark-to-market adjustments in the similar period of 2025.

Nine-Month Comparison

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025	Change
Account maintenance and deposit service fees	$4,334	$4,372	$(38)
Income from bank-owned life insurance	2,318	1,319	999
Gains on Panacea Financial Holdings investment	235	32,322	(32,087)
Gain on other investments	5,876	126	5,750
Mortgage banking income	30,170	22,395	7,775
Gains on sale of loans	3,614	459	3,155
Consumer Program derivative income	648	565	83
Other noninterest income	1,315	776	539
Total noninterest income	$48,510	$62,334	$(13,824)

Noninterest income decreased 22% to $49 million for the nine months ended September 30, 2026, compared to $62 million for the nine months ended September 30, 2025. The decrease in noninterest income was primarily driven by the $32 million gain on our PFH investment, which comprised of the gain on deconsolidation of PFH in the first quarter of 2025 and gain on the sale of a portion of our ownership in PFH and fair value adjustments to the remaining common share investment retained in the second and third quarters of 2025. The current year included a one-time $6 million gain related to liquidation of an insurance agency investment. When excluding these gains from each year we had an increase in noninterest income of $13 million, or 42%, for the nine months ended September 30, 2026 driven primarily by higher mortgage banking income and gains on sale of loans.

During the nine months ended September 30, 2026 we had $8 million higher income from mortgage banking activity compared to the same period in 2025. The increase in mortgage banking was related to a 42% increase in closed loan volume and $392 million increase in sales of loans during the nine months ended September 30, 2026 compared to the same period of 2025, resulting in $7 million higher gains on sale and $4 million of higher discount point and origination fee income year-over-year. These gains were partially offset by $3 million of mark-to-market losses on the portfolio which was primarily interest rate driven as a result of increasing 30 year mortgage rates. Noninterest income also increased $3 million due to gains on sale of loans year-over-year due to sales of Panacea Division commercial loans and the guaranteed portion of SBA loans of $114 million combined, both of which are expected to continue during the fourth quarter of 2026. Lastly, we experienced a $1 million increase in bank-owned life insurance income largely as a result of the restructure of that portfolio, which is expected to be completed in the fourth quarter of 2026. A $400 thousand death benefit gain related to bank owned life insurance and a $1 million recovery on a loan that was charged-off by a predecessor bank also contributed to an increase in noninterest income during the year.

Noninterest Expense

Three-Month Comparison

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025	Change
Salaries and benefits	$20,539	$18,523	$2,016
Occupancy expenses	2,956	1,575	1,381
Furniture and equipment expenses	2,088	1,906	182
Virginia franchise tax expense	713	576	137
FDIC insurance assessment	634	999	(365)
Data processing expense	2,099	2,369	(270)
Marketing expense	717	450	267
Telephone and communication expense	307	309	(2)
Professional fees	1,345	2,509	(1,164)
Miscellaneous lending expenses	2,081	231	1,850
Other operating expenses	3,676	2,866	810
Total noninterest expenses	$37,155	$32,313	$4,842

Noninterest expenses increased 15% to $37 million during the three months ended September 30, 2026, compared to $32 million during the three months ended September 30, 2025. The increase was primarily driven by higher salaries and benefits expenses, occupancy expenses, and miscellaneous lending expenses, partially offset by lower professional fees, FDIC insurance expense, and data processing expense.

Salaries and benefits expense increased $2 million in the three months ended September 30, 2026, compared to the same period in 2025 due to the growth in PMC, the Panacea Division of the Bank, and the Mortgage Warehouse businesses in the current year.

Occupancy expenses grew $1 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily as a result of increased lease expense related to the sale-leaseback transaction executed in December of 2025.

Miscellaneous lending expenses increased $2 million during the three months ended September 30, 2026, compared to $231 thousand during the three months ended September 30, 2025. The increase was primarily driven by $1 million of collection-related expense incurred in the third quarter of 2026 related to one commercial relationship.

Most other noninterest expense categories increased modestly comparing the three months ended September 30, 2026 to the same period in 2025 primarily as a result of overall business growth as evidenced in the 9% growth in average earning and total assets comparing the third quarter of 2026 to 2025.

Partially offsetting some of the increases in noninterest expense was a decrease of $1 million in professional fees in the third quarter of 2026 compared to the third quarter of 2025. This was driven by professional fees in the third quarter of 2025 having $1 million in legal fees associated with a mortgage recruiting matter. During the three months ended September 30, 2026, compared to the same period in 2025, FDIC insurance expense declined $365 thousand due to changes in our assessment base and data processing expense decreased $270 thousand due primarily to the savings from the deposit and loan core contract renegotiation in the prior year.

Nine-Month Comparison

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025	Change
Salaries and benefits	$60,362	$53,524	$6,838
Occupancy expenses	8,154	4,321	3,833
Furniture and equipment expenses	6,306	5,572	734
Virginia franchise tax expense	2,019	1,730	289
FDIC insurance assessment	2,226	2,813	(587)
Data processing expense	6,629	8,255	(1,626)
Marketing expense	2,411	1,684	727
Telephone and communication expense	968	920	48
Professional fees	6,091	7,147	(1,056)
Miscellaneous lending expenses	3,937	1,965	1,972
Other operating expenses	10,013	8,840	1,173
Total noninterest expenses	$109,116	$96,771	$12,345

Noninterest expenses increased 13% to $109 million during the nine months ended September 30, 2026, compared to $97 million during the nine months ended September 30, 2025. The increase was primarily driven by higher salaries and benefits expenses, higher occupancy expenses and higher miscellaneous lending expenses in 2026 compared to the same period in 2025. These increases were partially offset by lower data processing expenses and lower professional fees during the nine months ended September 30, 2026 compared to the same period in 2025.

Salaries and benefits expense increased $7 million for the nine months ended September 30, 2026 compared to the same period in 2025 primarily driven by the substantial growth at PMC. The 42% closed loan volume increase for PMC year-over-year drove the growth in personnel costs, which are heavily impacted by commissions on loan originations.

Occupancy expenses increased $4 million during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increased lease expense related to the sale-leaseback transaction executed in December of 2025.

Miscellaneous lending expenses increased to $4 million during the nine months ended September 30, 2026, compared to $2 million during the nine months ended September 30, 2025. The increase was primarily driven by $1 million in collection-related expense incurred in the third quarter of 2026 related to one commercial relationship and $1 million in loan repurchase provision expense as a result of the $392 million increase in sold PMC loans during the nine months ended September 30, 2026 compared to 2025.

Most other noninterest expense categories increased modestly comparing the nine months ended September 30, 2026 to the same period in 2025 primarily as a result of overall business growth as evidenced in the 10% growth in average earning and total assets year-over-year.

Offsetting the increases in most of our noninterest expense categories was a decrease of $2 million in data processing expense during the nine months ended September 30, 2026, compared to the same period in 2025. The decline in expense was driven by the reduced cost of data processing paid for our core loan and deposit systems as a result of renegotiating our core data processing contract with our vendor in the third quarter of 2025. Professional fees decreased $1 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher legal fees associated with a mortgage recruiting matter during the nine months ended September 30, 2025.

FINANCIAL CONDITION

The following illustrates key balance sheet categories as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30,	December 31,
	2026	2025	Change
Total cash and cash equivalents	$165,085	$143,607	$21,478
Securities available-for-sale	165,116	171,377	(6,261)
Securities held-to-maturity	6,418	6,981	(563)
Loans held for sale, at fair value	116,437	166,066	(49,629)
Loans held for sale, at lower of cost or market	45,012	—	45,012
Net loans	3,454,069	3,237,800	216,269
Other assets	347,389	321,557	25,832
Total assets	$4,299,526	$4,047,388	$252,138

Total deposits	$3,472,631	$3,395,585	$77,046
Borrowings	306,894	139,487	167,407
Other liabilities	84,169	89,420	(5,251)
Total liabilities	3,863,694	3,624,492	239,202
Total equity	435,832	422,896	12,936
Total liabilities and equity	$4,299,526	$4,047,388	$252,138

LOAN PORTFOLIO

Loans Held for Sale

LHFS decreased $5 million from December 31, 2025 primarily due to fewer loans HFS at fair value partially offset by the origination for sale during the second and third quarter of $39 million of Panacea Financial division commercial loans and $6 million of guaranteed portion of SBA loans. The PMC loans at fair value have declined since December 31, 2025 due to sales of the loans from 2026 and less originations to replace what was sold primarily due to the rise in the 10 year treasury rate during the year causing an increase in mortgage loan rates nationally and at PMC that caused a slowdown in originations during the quarter. The Panacea Division and SBA loans held at LOCOM are expected to be sold in the fourth quarter of 2026.

Loans Held for Investment

Gross LHFI were $3.5 billion and $3.3 billion as of September 30, 2026 and December 31, 2025, respectively. The increase in loans was driven by growth of mortgage warehouse loans of $184 million and Panacea Division loans of $59 million. The growth was partially offset by loan paydowns during the nine months ended September 30, 2026 of non-owner occupied commercial real estate and consumer loans. Non-owner occupied commercial real estate declined $39 million driven by paydowns across the portfolio during 2026 and consumer loans declined by $38 million driven by a $24 million decline in Consumer program loans. As of September 30, 2026 and December 31, 2025, a majority of our loans were to customers located in Virginia and Maryland. We are not dependent on any single customer or group of customers whose insolvency would have a material adverse effect on our operations.

The composition of our loans HFI portfolio consisted of the following as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Loans secured by real estate:
Commercial real estate - owner occupied	$567,774	16.2%	$510,088	15.5%
Commercial real estate - non-owner occupied	527,883	15.1%	567,091	17.3%
Secured by farmland	2,434	0.1%	3,408	0.1%
Construction and land development	149,509	4.3%	131,757	4.0%
Residential 1-4 family	570,589	16.3%	576,866	17.5%
Multi- family residential	149,458	4.3%	140,261	4.3%
Home equity lines of credit	67,582	1.9%	61,738	1.9%
Total real estate loans	2,035,229	58.2%	1,991,209	60.6%

Commercial loans	1,180,572	33.7%	970,492	29.6%
Paycheck protection program loans	1,705	0.1%	1,719	0.1%
Consumer loans	277,640	7.9%	315,407	9.6%
Total Non-PCD loans	3,495,146	99.9%	3,278,827	99.9%
PCD loans	4,490	0.1%	4,856	0.1%
Total loans	$3,499,636	100.0%	$3,283,683	100.0%

The following table sets forth the contractual maturity ranges of our LHFI portfolio and the amount of those loans with fixed and floating interest rates in each maturity range as of September 30, 2026 ($ in thousands):

		After 1 Year		After 5 Years
		Through 5 Years		Through 15 Years		After 15 Years
	One Year	Fixed	Floating	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Rate	Rate	Total
Loans secured by real estate:
Commercial real estate - owner occupied	$26,496	$73,666	$38,414	$233,158	$153,639	$1,585	$40,816	$567,774
Commercial real estate - non-owner occupied	84,337	163,786	33,530	74,477	80,381	1,684	89,688	527,883
Secured by farmland	1,145	379	56	202	454	—	198	2,434
Construction and land development	72,053	1,867	55,761	10,292	9,392	—	144	149,509
Residential 1-4 family	44,537	30,819	26,518	17,926	34,640	68,723	347,426	570,589
Multi- family residential	58,034	23,891	40,779	—	5,467	—	21,287	149,458
Home equity lines of credit	3,192	110	5,078	—	635	37	58,530	67,582
Total real estate loans	289,794	294,518	200,136	336,055	284,608	72,029	558,089	2,035,229
Commercial loans	167,782	74,711	556,370	344,950	34,070	1,114	1,575	1,180,572
Paycheck protection program loans	1,705	-	—	—	—	—	—	1,705
Consumer loans	73,388	106,843	31,945	56,003	6,805	2,652	4	277,640
Total Non-PCD loans	532,669	476,072	788,451	737,008	325,483	75,795	559,668	3,495,146
PCD loans	3,149	116	124	—	735	366	—	4,490
Total loans	$535,818	$476,188	$788,575	$737,008	$326,218	$76,161	$559,668	$3,499,636

Our highest concentration of credit by loan type is in commercial real estate. As of September 30, 2026, 36% of our loan portfolio was comprised of loans secured by commercial real estate, including multi-family residential loans and loans secured by farmland. Commercial real estate loans are generally viewed as having a higher risk of default than residential real estate loans and depend on cash flows from the owner’s business or the property’s tenants to service the debt. The borrower’s cash flows may be affected significantly by general economic conditions, a downturn in the local economy, or in occupancy rates in the market where the property is located, any of which could increase the likelihood of default.

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

The following table presents the composition of the industry classification for commercial real estate non-owner occupied loans as a percentage of total commercial real estate non-owner occupied loans for the periods ended September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Commercial real estate - non-owner occupied
Hotel/ Motel	$155,149	29.4%	$163,487	28.8%
Office	150,176	28.4%	131,638	23.2%
Retail	56,732	10.7%	80,918	14.3%
Assisted living	36,808	7.0%	54,382	9.6%
Mixed use	44,838	8.5%	44,626	7.9%
Warehouse/ Industrial	30,671	5.8%	20,691	3.6%
Daycare/Schools/Churches	10,605	2.0%	10,760	1.9%
Self-storage	6,142	1.2%	10,402	1.8%
Leisure/Recreational	4,401	0.8%	10,695	1.9%
Other	32,361	6.2%	39,492	7.0%
Total Commercial real estate - non-owner occupied	$527,883	100.0%	$567,091	100.0%

The following table presents the composition of office portfolio loans for commercial real estate non-owner occupied loans, their loan count and their weighted average loan-to-value percentage as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026			December 31, 2025
Commercial real estate - non-owner occupied - Office Portfolio (1)	Loan count	Amount	Weighted Average Loan-to-Value	Loan count	Amount	Weighted Average Loan-to-Value
Commercial medical office	11	$11,061	68.1%	10	$9,303	66.7%
Commercial office building	31	120,499	67.2%	28	108,586	65.9%
Commercial office/ warehouse	12	18,616	42.4%	12	13,749	36.8%
Total	54	$150,176	64.2%	50	$131,638	62.9%

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

Consumer Program Loans

The following table sets forth the contractual maturity ranges of our Consumer Program loan portfolio principal balances as of September 30, 2026, which is only originated at fixed rates ($ in thousands):

	One Year or Less	After One Year to Five Years	After Five Through Ten Years	After Ten Years	Total
Total Consumer Program Loans	$1,018	$19,058	$49,096	$—	$69,172

Over the past two years our Consumer Program loan portfolio comprised a significant amount of loans that had a no-interest promotional period. All but an immaterial amount of these have paid-off or converted to an amortization period as of September 30, 2026, with the remaining ending their promotional period before December 31, 2026.

ASSET QUALITY

Nonperforming Assets

The following table presents a comparison of nonperforming assets as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30,	December 31,
	2026	2025
Nonaccrual loans	$59,018	$84,823
Loans past due 90 days and accruing interest	5,806	1,713
Total nonperforming loans	$64,824	$86,536

SBA guaranteed amounts included in nonperforming loans	$3,402	$4,482

Allowance for credit losses to total loans	1.30%	1.40%
Allowance for credit losses to nonaccrual loans	77.21%	54.09%
Allowance for credit losses to nonperforming loans	70.29%	53.02%
Nonaccrual to total loans	1.69%	2.59%
Nonperforming loans excluding SBA guaranteed loans to total assets	1.43%	2.03%

Nonperforming assets decreased $22 million, or 25%, as of September 30, 2026 compared to December 31, 2025, which was driven by one commercial relationship that was paid off through a refinance provided by an unrelated financial institution. As a result of the one commercial loan payoff and our active management of the remaining nonperforming asset population we continue to make progress with reducing our nonperforming assets. Excluding portions guaranteed by the SBA, nonperforming assets improved to 1.43% of total assets at September 30, 2026 from 2.03% at December 31, 2025.

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

The following table sets forth the allowance for credit losses allocated by loan category and the percentage of loans in each category to total loans at the dates indicated ($ in thousands):

	As of September 30,		As of December 31,
	2026		2025
		Percent of		Percent of
	Allowance	Loans by	Allowance	Loans by
	for Credit	Category to	for Credit	Category to
	Losses	Total Loans	Losses	Total Loans
Commercial real estate - owner occupied	$6,628	16.2%	$5,682	15.5%
Commercial real estate - non-owner occupied	17,221	15.1%	15,329	17.3%
Secured by farmland	13	0.1%	30	0.1%
Construction and land development	1,526	4.3%	748	4.0%
Residential 1-4 family	6,559	16.3%	6,852	17.5%
Multi- family residential	1,207	4.3%	1,368	4.3%
Home equity lines of credit	458	1.9%	428	1.9%
Commercial loans	8,271	33.7%	11,197	29.6%
Paycheck Protection Program loans	—	0.1%	—	0.1%
Consumer loans	3,684	7.9%	4,249	9.6%
PCD loans	—	0.1%	—	0.1%
Total	$45,567	100.0%	$45,883	100.0%

The following table presents an analysis of the allowance for credit losses for the periods indicated ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$45,964	$45,985	$45,883	$53,724
Provision charged to operations:
Total provisions	1,149	(49)	8,150	9,850
Recoveries credited to allowance:
Commercial real estate - non-owner occupied	6	—	15	—
Residential 1-4 family	—	—	50	—
Home equity lines of credit	1	1	3	3
Commercial loans	5	—	80	—
Consumer loans	768	2,530	3,122	11,956
Total recoveries	780	2,531	3,270	11,959
Total	47,893	48,467	57,303	75,533
Loans charged off:
Commercial real estate - owner occupied	244	—	244	—
Commercial real estate - non-owner occupied	325	—	325	—
Construction and land development	179	—	179	—
Residential 1-4 family	—	—	5	67
Commercial loans	3	1	4,372	933
Consumer loans	1,575	3,700	6,611	29,767
Total loans charged-off	2,326	3,701	11,736	30,767
Net charge-offs	1,546	1,170	8,466	18,808
Balance, end of period	$45,567	$44,766	$45,567	$44,766

Net charge-offs to average loans, net of unearned income	0.05%	0.04%	0.25%	0.62%

We believe that the allowance for credit losses as of September 30, 2026 is sufficient to absorb future expected credit losses in our loan portfolio based on our assessment of all known factors affecting the collectability of our loan portfolio. Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination, may require additional charges to the provision for credit losses in future periods if the results of their reviews warrant additions to the allowance for credit losses.

Our allowance for credit losses was $46 million as of both September 30, 2026 and December 31, 2025. The allowance was flat during the nine months as a result of the provision being mostly offset by net charge-offs during the period.  Net charge-offs were driven by the Consumer Program portfolio and commercial loan net charge-offs, while meaningful recoveries were realized on the Consumer Program portfolio during the nine months. The provision during the nine months ended September 30, 2026 was driven by increases in growth in the commercial and warehouse loan portfolio balances, specific provisions determined for non-owner occupied commercial real estate loans, and charge-offs of Consumer Program loans, which was partially offset by a decline in provision for 1-4 family primarily due to a decline in loan balances partially offset by slightly higher loss rates and multi-family residential loans primarily due to a decline in loss rates partially offset by higher balances.

Our net charge-offs were primarily driven during the three months ended September 30, 2026 by the Consumer Program loans and during the nine months ended September 30, 2026 by Consumer Program loans and commercial loans related to one specific borrower relationship. Related to the commercial charge-offs, the borrower was in nonaccrual as of December 31, 2025 and during the nine months ended September 30, 2026 we agreed to a resolution of the loan relationship resulting in $4 million of charge-offs and the remaining balance of the loans paid-off due to another financial institution providing financing to the borrower. While the Consumer Program portfolio was also a driver of net charge-offs in both three and nine months ended September 30, 2026, it was down significantly from the same periods in the prior year. During the three months ended September 30, 2026 and 2025, we charged-off $500 thousand and $1 million, respectively, net of recoveries. During the nine months ended September 30, 2026 we charged-off $2 million net of recoveries compared to $17 million during the nine months ended September 30, 2025. This significant improvement in net charge-offs related to the Consumer Program was a result of the reduction of the promotional loans in the portfolio over that time along with enhanced mitigation and collection efforts implemented by us to improve performance of the portfolio.

As of September 30, 2026, the principal balance outstanding of Consumer Program loans was $69 million, inclusive of a $4 million discount as a result of our prior decision to market a majority of the portfolio for sale, which has since been moved back to LHFI and will be run-off over time. These loans are accounted for like our other consumer loans and are not placed on nonaccrual because they are charged off when they become 90 days past due. The allowance and discounts on this portfolio are $9 million as of September 30, 2026. As of September 30, 2026, 94% of the outstanding principal balance was current and we had 201% coverage of the principal balance of loans greater than 30 days past due by the aggregate allowance and discount.

INVESTMENT SECURITIES

Our investment securities portfolio provides us with required liquidity and collateral to pledge to secure public deposits, certain other deposits, advances from the FHLB, and repurchase agreements.

AFS and HTM investment securities totaled $172 million as of September 30, 2026, a decrease of 4% from $178 million as of December 31, 2025, primarily due to unrealized losses on AFS securities with paydowns, maturities, and calls of the AFS and HTM investments over the past nine months mostly being offset by purchases of AFS securities during that time. We recognized no credit impairment charges related to credit losses on our HTM investment securities during the three and nine months ended September 30, 2026.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. AFS investment securities are reported at fair value and HTM investment securities are reported at amortized cost ($ in thousands).

	September 30,	December 31,
	2026	2025
Available-for-sale investment securities:
Residential government-sponsored mortgage-backed securities	$71,821	$71,806
Obligations of states and political subdivisions	4,493	5,778
Corporate securities	6,765	6,579
Residential government-sponsored collateralized mortgage obligations	57,440	63,807
Agency commercial mortgage-backed securities	19,008	16,965
SBA pool securities	5,589	6,442
Total	$165,116	$171,377

Held-to-maturity investment securities:
Residential government-sponsored mortgage-backed securities	$4,898	$5,462
Obligations of states and political subdivisions	1,520	1,519
Total	$6,418	$6,981

Debt investment securities that we have the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost. Investment securities classified as AFS are those debt securities that may be sold in response to changes in interest rates, liquidity needs or other similar factors. Investment securities AFS are carried at fair value, with unrealized gains or losses net of deferred taxes, included in accumulated other comprehensive income (loss) in stockholders’ equity. Our portfolio of AFS securities currently contains $10 million of unrealized mark-to-market adjustments due to increases in market interest rates since the original purchase of many of these securities. Most of these unrealized losses are related to securities that contain a government agency or government-sponsored entity guarantee of the repayment of the security.

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

Total deposits increased by $77 million to $3.5 billion as of September 30, 2026 compared to $3.4 billion as of December 31, 2025. The mix of deposits changed during the nine months ended September 30, 2026, including an increase in savings, money market and NOW deposit balances of $144 million, offset by a decline in demand deposits and time deposit account balances of $67 million. Deposits are net of excess amounts we sweep off balance sheet to manage liquidity, but we had no net swept deposits as of both September 30, 2026 and December 31, 2025.

Approximately $1.0 billion of our total deposits at both September 30, 2026 and December 31, 2025 are from our digital banking platform with a substantial portion of these deposits from customers outside of our local branch footprint. We believe this platform has been a funding platform for many of our national strategies, relieving pressure to utilize deposits from our core bank customers. While personal accounts in the platform has been relatively flat, we have successfully grown business accounts in 2026 with small business balances reaching $54 million at September 30, 2026, up substantially from $16 million at December 31, 2025. Despite the significant amount of our digital platform customers residing outside of our footprint, these customers remain loyal with approximately 76% of our digital deposits banking with us for at least three years.

Uninsured deposits are defined as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit accounts that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Total uninsured deposits as calculated per regulatory guidance were $882 million, or 25% of total deposits as of September 30, 2026.

The following table sets forth the average balance and average rate paid on each of the deposit categories for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	2026		2025
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$547,221		$465,327
Interest-bearing deposits:
Savings accounts	949,026	3.19%	853,474	3.49%
Money market accounts	774,713	2.52%	767,729	2.77%
NOW and other demand accounts	863,319	2.08%	820,859	2.23%
Time deposits	311,416	3.18%	329,832	3.48%
Total interest-bearing deposits	2,898,474	2.68%	2,771,894	2.92%
Total deposits	$3,445,695		$3,237,221

Other Borrowings

We borrow funds on a short-term basis to support our liquidity needs and to temporarily satisfy our funding needs from increased loan demand and for other shorter-term purposes. We are a member of the FHLB and are authorized to obtain advances from the FHLB from time to time, as needed. The FHLB has a credit program for members with different maturities and interest rates, which may be fixed or variable. We are required to collateralize our borrowings from the FHLB with purchases of FHLB stock and other collateral acceptable to the FHLB. As of September 30, 2026 and December 31, 2025, we had $220 million and $25 million of FHLB borrowings, respectively. The borrowings from the FHLB during the nine months ended September 30, 2026 are short-term borrowings and were obtained primarily to fund increased loan growth experienced during the year. All $220 million of short-term FHLB borrowings as of September 30, 2026 were repaid as of November 2, 2026.

As of September 30, 2026, we had $660 million of FHLB lines of credit, less amounts outstanding at September 30, as well as $523 million of available credit with the FRB, secured by excess collateral pledged to the FHLB and FRB in the form of loans and investment securities. As of September 30, 2026, our borrowing capacity under the FHLB line is $300 million based on the $220 million short-term borrowings outstanding and a $140 million letter of credit issued as collateral for public deposits held by the bank.

We had secured borrowings of $14 million and $15 million as of September 30, 2026 and December 31, 2025, respectively. These borrowings reflect the cash received for transferring the loans to the other financial institution and any unamortized sale premium and are secured by approximately the same amount of LHFI that are recorded in our balance sheet. For additional information on secured borrowings refer to “Note 7 –Debt and Other Borrowings” in this Form 10-Q.

JUNIOR SUBORDINATED DEBT AND SENIOR SUBORDINATED NOTES

On January 31, 2026, we repaid $27 million of our fixed-to-floating rate senior Subordinated Notes due 2027. At the time of repayment, interest was payable at a floating rate equal to three-month CME Term SOFR plus a tenor spread adjustment of 0.26%. The repayment of these notes resulted in $574 thousand and $2 million less interest expense during the three and nine months ended September 30, 2026 compared to the same period in 2025, respectively.

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

We prepare a cash flow forecast on a 30, 60 and 90 day basis along with a one and two year basis. These projections incorporate expected cash flows on loans, investment securities, and deposits based on data used to prepare our interest rate risk analyses. As of September 30, 2026, we were not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of September 30, 2026, we had no material commitments or long-term debt for capital expenditures.

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

CAPITAL RESOURCES

Capital management consists of providing equity to support both current and future operations. Primis Financial Corp. and its subsidiary, Primis Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under generally applicable risk-based capital adequacy guidelines we and the Bank must meet specific capital guidelines. Further, Primis Bank must meet certain capital minimums under the prompt corrective action (“PCA”) framework in order to be considered “well capitalized.”

The federal banking agencies provide for an optional simplified measure of capital adequacy for qualifying community banking organizations (the “CBLR” framework). The CBLR framework is designed to reduce the burden of the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 capital to average total consolidated assets (leverage) ratio of greater than 8.0%, as of September 30, 2026, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. A qualifying community banking organization that opts into and meets all requirements of the CBLR framework will not be required to report or calculate risk-based capital under generally applicable capital adequacy requirements, and at the consolidated bank level will be considered to have met the capital ratio requirements for the well capitalized capital category under applicable PCA regulations. Failure to meet the qualifying criteria within the grace period of four consecutive calendar quarters, or to maintain a leverage ratio of greater than 7.0% at all times, would require the institution to comply with the generally applicable capital adequacy requirements. An eligible banking organization can opt out of the CBLR framework without restriction.

Primis Financial Corp. and Primis Bank qualify for and have opted into the CBLR framework as of September 30, 2026. As of December 31, 2025, each of Primis Financial Corp. and the Bank had not opted into the CBLR and calculated its capital adequacy under generally applicable risk-based capital adequacy guidelines and met all minimum requirements. Further, the Bank was well capitalized under the PCA framework as of December 31, 2025. The following table provides details of the capital positions for Primis Financial Corp. and the Bank as of September 30, 2026 and as of December 31, 2025:

As of September 30, 2026		Required	Actual Ratio
Primis Financial Corp.
Community Bank Leverage ratio		Greater than 8%	8.77%

Primis Bank
Community Bank Leverage ratio		Greater than 8%	9.62%

	Minimum
	Required for
	Capital	To Be
	Adequacy	Categorized as
As of December 31, 2025	Purposes	Well Capitalized (1)	Actual Ratio
Primis Financial Corp.
Leverage ratio	4.00%	N/A	8.80%
Common equity tier 1 capital ratio	4.50%	N/A	9.36%
Tier 1 risk-based capital ratio	6.00%	N/A	9.64%
Total risk-based capital ratio	8.00%	N/A	12.40%

Primis Bank
Leverage ratio	4.50%	5.00%	9.74%
Common equity tier 1 capital ratio	4.50%	6.50%	10.74%
Tier 1 risk-based capital ratio	6.00%	8.00%	10.74%
Total risk-based capital ratio	8.00%	10.00%	11.99%
(1)	PCA provisions are not applicable at the bank holding company level.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies are discussed in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2025. Significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in “Note 1 - Organization and Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2025. Disclosures regarding changes in our significant accounting policies since year end and the effects of new accounting pronouncements are included in “Note 1 - Accounting Policies” in this Form 10-Q. There have been no changes to the significant accounting policies during the nine months ended September 30, 2026. Notwithstanding, we are providing an update to the Goodwill discussion from our Form 10-K to describe the results of our annual impairment testing performed during the third quarter of 2026.

Goodwill

As discussed in our Form 10-K for the year ended December 31, 2025, we are required to test goodwill for impairment at least annually and that test is performed as of September 30 of each year. Primis has $93 million of goodwill as of September 30, 2026, which is allocated to the Primis Bank reporting unit and to the Primis Mortgage reporting unit. As of September 30, 2026, we elected to forgo a qualitative assessment allowed under U.S. GAAP and performed a quantitative assessment to test goodwill for impairment. As part of our impairment assessment, the fair value of each reporting unit was estimated using a combination of a market and income approach. The income approach is a valuation technique under which we estimate future cash flows using the financial forecast from the perspective of an unrelated market participant and a terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The market valuation approach evaluated transactions of comparable banks and considered market pricing ratios of public bank peers. As of September 30, 2026, the estimated fair value exceeded the carrying value of both the Primis Bank and Primis Mortgage reporting unit and no goodwill impairment was required.

Fair value determinations utilized in the quantitative goodwill impairment test for the reporting units required considerable judgment and is sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of the reporting units requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates at September 30 included estimated future annual interest income and interest expense, lending and deposit interest rates, Fed borrowing rates, discount rates, growth rates of the Bank and Mortgage company including growth of the loan and deposit portfolios of the Bank and growth in loan originations and sales in the Mortgage company, credit losses on the loan portfolio, and other market factors. We also make assumptions in certain testing methodologies about the composition of our peers and market acquisition transactions related to companies that we believe are similar to us. If current expectations of future growth rates, interest rates, provision for credit losses, and margins are not met, if market factors outside of our control, such as discount rates, Fed borrowing rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then the fair value of the reporting unit may decline below its carrying value and result in goodwill impairment in the future.

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

The following tables are based on an analysis of our interest rate risk as measured by the estimated change in EVE resulting from instantaneous and sustained parallel shifts in the yield curve (plus 400 basis points or minus 300 basis points, measured in 100 basis point increments) as of September 30, 2026 and December 31, 2025 (plus 400 basis points or minus 400 basis points, measured in 100 basis point increments). We determined that all changes are within our Asset/Liability Risk Management Policy guidelines ($ in thousands).

	Sensitivity of EVE
	As of September 30, 2026
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$658,221	$(126,020)	(16.07)%	15.31%	151.03%
Up 300	697,261	(86,980)	(11.09)%	16.22%	159.98%
Up 200	734,369	(49,872)	(6.36)%	17.08%	168.50%
Up 100	764,421	(19,820)	(2.53)%	17.78%	175.39%
Base	784,241	—	—%	18.24%	179.94%
Down 100	789,086	4,845	0.62%	18.35%	181.05%
Down 200	782,100	(2,141)	(0.27)%	18.19%	179.45%
Down 300	759,379	(24,862)	(3.17)%	17.66%	174.24%

	Sensitivity of EVE
	As of December 31, 2025
	EVE			EVE as a % of
Change in Interest Rates		$ Change	% Change	Total	Equity
in Basis Points (Rate Shock)	Amount	From Base	From Base	Assets	Book Value
Up 400	$580,061	$(92,337)	(13.73)%	14.33%	137.16%
Up 300	609,258	(63,140)	(9.39)%	15.05%	144.07%
Up 200	635,000	(37,398)	(5.56)%	15.69%	150.16%
Up 100	665,294	(7,104)	(1.06)%	16.44%	157.32%
Base	672,398	—	—%	16.61%	159.00%
Down 100	664,487	(7,911)	(1.18)%	16.42%	157.13%
Down 200	636,039	(36,359)	(5.41)%	15.71%	150.40%
Down 300	589,701	(82,697)	(12.30)%	14.57%	139.44%
Down 400	496,404	(175,994)	(26.17)%	12.26%	117.38%

Our interest rate sensitivity is also monitored by management through the use of a model that generates estimates of the change in the NII over a range of interest rate scenarios. NII depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. In this regard, our model historically assumes that the composition of our interest sensitive assets and liabilities remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. The results below are within our ALM Policy guidelines as of September 30, 2026 and December 31, 2025 ($ in thousands).

	Sensitivity of NII
	As of September 30, 2026
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$156,518	$16,648
Up 300	152,729	12,859
Up 200	148,818	8,948
Up 100	144,743	4,873
Base	139,870	—
Down 100	134,787	(5,083)
Down 200	130,281	(9,589)
Down 300	128,306	(11,564)

	Sensitivity of NII
	As of December 31, 2025
	Adjusted NII
Change in Interest Rates		$ Change
in Basis Points (Rate Shock)	Amount	From Base
Up 400	$138,460	$12,036
Up 300	135,719	9,295
Up 200	132,912	6,488
Up 100	130,888	4,464
Base	126,424	—
Down 100	122,521	(3,903)
Down 200	117,838	(8,586)
Down 300	113,697	(12,727)
Down 400	109,356	(17,068)

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

Notwithstanding the material weakness that has not been fully remediated, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in this Form 10-Q, as of and for the three and nine months ended September 30, 2026, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles for interim financial statements.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the three and nine months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for continued remediation of the prior material weakness. During the three and nine months ended September 30, 2026, the Company continued to remediate the material weakness in its internal control over financial reporting as previously identified and disclosed in Item 9A in the 2025 Annual Report on Form 10-K. Management continues to put controls in place to remediate the previously identified material weakness and the material weakness will not be remediated until the necessary controls are in place and operating effectively for a sufficient amount of time.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Primis and Primis Bank are from time to time a party, as both plaintiff and defendant, to various claims and proceedings arising in the ordinary course of the Company’s business, including administrative and/or legal proceedings that may include employment-related claims, as well as claims of lender liability, breach of contract, and other similar lending-related claims. While the ultimate resolution of these matters cannot be determined at this time, we presently believe that such matters, individually and in the aggregate, will not have a material adverse effect on our financial condition or results of operations. There are no proceedings pending, or to management’s knowledge, threatened, that represent a significant risk against Primis or Primis Bank as of September 30, 2026.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchases of our common stock related to our share repurchase program made by us or on our behalf during the three months ended September 30, 2026:

Issuer Purchases of Equity Securities
Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program	or Program (1)
July 1-31, 2026	—	$—	—	$12,015,000
August 1-31, 2026	—	—	—	11,925,000
September 1-30, 2026	—	—	—	11,460,000
Total	—	$—	—
(1)	In December 2025, our Board of Directors approved a new share repurchase program authorizing the purchase of up to 750,000 shares of our outstanding common stock beginning on December 18, 2025 and ending on December 18, 2026. This share repurchase authorization replaced our prior share repurchase program authorization that authorized up to 740,600 shares to be repurchased. The actual amount and timing of future share repurchase, if any, will depend on market and economic conditions, regulatory rules, applicable SEC rules, and various other factors.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three and nine months ended September 30, 2026.

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

101

The following materials from Primis Financial Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language), filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

Primis Financial Corp.
(Registrant)

November 9, 2026	/s/ Dennis J. Zember, Jr.
(Date)	Dennis J. Zember, Jr.
President and Chief Executive Officer

November 9, 2026	/s/ Matthew Switzer
(Date)	Matthew Switzer
Executive Vice President and Chief Financial Officer